Form 10-K
period 2016-12-31
High Desert Holding Corp.
filed 2017-04-14
CIK 1665421

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

Commission file number: 333-212527

HIGH DESERT HOLDING CORP.

(Exact name of registrant as specified in its charter)

Nevada	46-3493034
(State of incorporation)	(I.R.S. Employer Identification No.)

865 Tahoe Boulevard, Suite 302

Incline Village, Nevada 89451

(Address of principal executive offices)

(775) 298-2856

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒  No ☐

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of June 30, 2016, the last of the Company second fiscal quarter, was approximately $385,000.

The number of shares of the issuer's common stock issued and outstanding as of April 10, 2017 was 37,990,000 shares.

Documents Incorporated By Reference:  None

i

Glossary

"assay" means to test minerals by chemical or other methods for determining the amount of metals contained therein.

"claim" means a mining interest giving its holder the right to prospect, explore for and exploit minerals within a defined area.

"feasibility study" means a comprehensive study undertaken to determine the economic feasibility of a project; typically to determine if a construction and/or production decision can be made.

"grade" means the amount of precious metal in each ton of ore, expressed as troy ounces per ton.

"heap leaching" means a process whereby gold and silver are extracted by "heaping" crushed ore onto impermeable leach pads and applying a weak cyanide solution that dissolves the gold and silver from the ore into a precious metal-laden solution for further recovery.

"lode" is a vein-like deposit or rich supply of or source of gold or other minerals.

"mineralized material" is a body that contains mineralization that has been delineated by appropriately spaced drilling and/ or underground sampling to estimate a sufficient tonnage and average grade of metal(s). Such a deposit does not qualify as a reserve until a comprehensive evaluation based upon unit cost, grade, recoveries, and other material factors conclude legal and economic feasibility of extraction at the time of reserve determination.

"NSR" means net smelter return royalty.

"ore" means a mineral-bearing rock, which may be rich enough to be mined at a profit.

"oxide" means ore in which some of the minerals have been oxidized (i.e., combined with oxygen through exposure to air or water) from surface exposure, fracturing, faulting, or exposure to high temperatures. Oxidation tends to make the ore more porous and permits a more complete permeation of cyanide solutions so that minute particles of gold in the interior of the minerals will be more readily dissolved. Oxide ore is generally processed using a heap leach method.

"placer" means alluvial deposit containing particles or larger pieces of gold or other minerals.

"probable reserves" means reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

"proven reserves" means reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth, and mineral content of reserves are well-established.

"quartz" is one of the most common of all rock-forming minerals and one of the most important constituents of the earth's crust. Quartz may be transparent, translucent, or opaque; it may be colorless or colored.

"recovery" means that portion of the metal contained in the ore that is successfully extracted by processing, can also be expressed as a percentage.

"reserves" or "ore reserves" mean that part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination.

"stripping ratio" or "strip ratio" means the ratio of waste tons to ore tons mined.

ii

"sulfide" means a compound of sulfur and a metallic element, generally processed using milling methods.

"tailings" means refuse materials resulting from the washing, concentration, or treatment of ore.

"ton" means a short ton (2,000 pounds).

"vein" is a deposit of non-sedimentary origin, which may or may not contain valuable minerals; lode.

"waste" means rock or other material lacking sufficient grade and/or other characteristics to be economically processed or stockpiled as ore and which is often necessary to access an ore deposit.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking information. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management of High Desert Holding Corp. (the "Company" or "we") and other matters. Forward-looking information may be included in this Annual Report on Form 10-K or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the "SEC") by the Company. One can find many of these statements by looking for words including, for example, "believes," "expects," "anticipates," "estimates" or similar expressions in this Annual Report on Form 10-K or in documents incorporated by reference in this Annual Report on Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

The Company has based the forward-looking statements relating to the Company's operations on management's current expectations, estimates, and projections about the Company and the industry in which it operates. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that we cannot predict. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, the Company's actual results may differ materially from those contemplated by these forward-looking statements. Any differences could result from a variety of factors, including, but not limited to general economic and business conditions, competition, and other factors.

iii

PART I

Item 1.	Description of Business

High Desert Holding Corp. is a mineral exploration company. Our primary focus is identifying mining properties and mining equipment, primarily located within the Western United States that may be economically feasible for commercial development. We have not limited our property identification and subsequent exploration activities to those containing only precious metals as we have determined that non-precious metal markets may provide more near-term benefits to our Company and its shareholders. In the near-term, we are seeking to acquire or obtain rights to acquire properties that possess potentially commercially viable non-precious and/or precious mineral resources throughout the Western United States.

Corporate History

High Desert Holding Corp. ("we", "us", "our", or the "Company") was incorporated in the State of Nevada inSeptember, 2013. Since inception, we have focused our activities on researching and identifying potential mineral properties, primarily in Nevada, California, Idaho, and Arizona, that may be economically feasible for commercial development. We believe there are many undervalued property opportunities in this region of the United States and we have acquired and seek to acquire or obtain rights to further explore and develop these properties.

Management

Mark A. Kersey, who serves as our Chief Executive Officer and Chief Financial Officer, has extensive business development experience particularly within mining exploration, development, and operations.

Our Business

We are a precious and non-precious mineral exploration company. We have informally established contacts with individuals and other entities to identify potentially viable resources. While we currently do not have any binding letters of intent or obligations, we may seek to partner or enter into other business combinations with other individuals or entities.

Our initial efforts are focused on identifying both public and privately held lands that have historically demonstrated commercially viable resources.

Market Opportunity

We believe that there is a significant opportunity within the precious and non-precious mineral exploration and development industry. While other companies may have significantly more resources and currently identified viable resources, we believe the continued global demand for mining based commodities and market prices for both precious and non-precious minerals allows us to identify, obtain, and potentially develop commercially viable resources. In this regard, we may seek partner with or acquire other companies to achieve our development goals.

Our Key Competitive Strengths

We believe that the following competitive strengths enable us to compete effectively and to capitalize on the growth of the market that includes our products:

•	Commodity prices for both precious and non-precious minerals remain strong with no material signs of global demand deterioration.
•	We have informal relationships with industry experts with significant experience in identifying and preliminarily exploring properties within the United States.
•	We have not entered into material obligations to make expenditures on properties that may not contain commercially viable resources.
•	We believe we have access to capital markets not readily available to other entities within our industry, however, we have not entered into any formal arrangements to obtain the capital necessary to develop any mineral properties.

Our Growth Strategy

We are committed to the identification, exploration, and development of commercially viable precious and non-precious mineral properties. We are not seeking short-term returns, rather we are focused on long-term development and production opportunities expected to be achieved through joint ventures or other business combination activities, although we have not entered into any such arrangements.

Principal Executive Offices

Our headquarters is located in Incline Village, Nevada, where we maintain our corporate and administrative offices on a short-term lease basis. Our telephone number is (775) 298-2846. We maintain a website at www.highdesertholdingcorp.com, which contains information about our Company, but that information is not part of this prospectus.

We believe our headquarters is strategically located within the State of Nevada, a historically prosperous mineral exploration, development, and extractive area within the Western United States.

Item 1A.	Risk Factors

Risks Associated With Our Business

There may be conflicts of interest between our management and the non-management stockholders of the Company.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of the stockholders of the Company. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders.

Our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern.

Based on our financial history since inception, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. We are an exploration stage company that has not generated any revenue; specifically, the Company is proceeding with its business plan to identify and acquire exploratory non-precious or precious mineral properties in the Western United States. The Company has taken certain steps in furtherance of this business plan, including soliciting geological consultants with significant exploration experience throughout the Western United States and North America. If we cannot obtain sufficient funding, we may have to delay the implementation of our business strategy.

We have a limited operating history and face many of the risks and difficulties frequently encountered by exploration stage companies.

We are an exploration stage company, and to date, our efforts have been focused primarily on the development of our professional staff to identify and acquire mineral properties that or potentially economically viable. We have limited operating history for investors to evaluate the potential of our business development. We have just recently acquired properties and are in the early stages of our exploratory activities. In addition, we also face many of the risks and difficulties inherent in mineral exploration.

We have no proven or probable reserves on our leased mineral properties and we do not know if our properties contain any gold or other minerals that can be mined at a profit.

The leased properties on which we have the right to explore for gold and other minerals may not contain mineral reserves, and we do not know if any deposits of gold or other minerals can be mined at a profit. Whether a gold or other mineral deposit can be mined at a profit depends upon many factors. Some but not all of these factors include: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; operating costs and capital expenditures required to start mining a deposit; the availability and cost of financing; the price of the gold or other minerals, which is highly volatile and cyclical; and government regulations, including regulations relating to prices, taxes, royalties, land use, importing and exporting of minerals, and environmental protection.

We are an exploration stage company and have only recently commenced exploration activities on our claims. We reported net losses for all periods since our inception in 2013 through December 31, 2016 and expect to incur operating losses for the foreseeable future.

Our evaluation of our Kibby Flats and QR properties is primarily based on recent, minimal geological data from samples taken in 2002 or prior. Our plans for further exploration activities at the property and other claims are in their early stages and preliminary. Accordingly, we are not yet in a position to estimate expected amounts of minerals, yields, or values or evaluate the likelihood that our business will be successful. We have not earned any revenues from any operations. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays encountered in connection with the exploration of the mineral properties and potential commencement of mining activities based on the conclusions reached from our exploration activities. These potential problems include, but are not limited to, unanticipated problems relating to exploration, costs and expenses that may exceed current estimates and the requirement for external funding to continue our business. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future.

We expect to require additional external financing to fund ongoing exploration for at least the next twelve months. If we are unable to raise external funding, and eventually generate significant revenues from our claims and properties, we will not be able to earn profits or continue operations. We have no production history upon which to base any assumption as to the likelihood that we will prove successful, and it is uncertain that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Exploring for gold and other minerals is inherently speculative, involves substantial expenditures, and is frequently non-productive.

Mineral exploration (currently our only business), and gold exploration in particular, is a business that by its nature is very speculative. We may not be able to establish mineral reserves on our properties or be able to mine any gold or any other minerals on a profitable basis. Few properties that are explored are ultimately developed into producing mines. Unusual or unexpected geological conditions, fires, flooding, explosions, cave-ins, landslides, and the inability to obtain suitable or adequate machinery, equipment, or labor are just some of the many risks involved in mineral exploration programs and the subsequent development of gold deposits.

The mining industry is capital intensive, and we may be unable to raise necessary funding.

We require additional external financing to pursue our exploration activities at the Kibby Flats and QR properties and for any further properties we may pursue similar activities. We may be unable to secure additional financing on terms acceptable to us, or at all. Our inability to raise additional funds would prevent us from achieving our business objectives and would have a negative impact on our business, financial condition, results of operations, and the value of our securities. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership of existing stockholders may be diluted and the securities that we may issue in the future may have rights, preferences, or privileges senior to those of the current holders of our common stock. Such securities may also be issued at a discount to the market price of our common stock, resulting in possible further dilution to the book value per share of common stock. If we raise additional funds by issuing debt, we could be subject to debt covenants that could place limitations on our operations and financial flexibility.

We are a junior exploration company with no mining activities, and we may never have any mining activities in the future.

Our primary business is exploring for gold and, to a lesser extent, other minerals. If we discover commercially exploitable gold or other deposits, we will not be able to make any money from mining activities unless the gold or other deposits are actually mined, or we sell our interest. Accordingly, we will need to seek additional capital through debt or equity financing, find some other entity to mine our properties or operate our facilities on our behalf, enter into joint venture or other arrangements with a third party, or sell or lease the property or rights to mine to third parties. Mine development projects typically require a number of years and significant expenditures during the development phase before production is possible. Such projects could experience unexpected problems and delays during development, construction, and mine start up. Mining operations in the United States are subject to many different federal, state and local laws and regulations, including stringent environmental, health, and safety laws. If and when we assume operational responsibility for mining on our properties, it is possible that we will be unable to comply with current or future laws and regulations, which can change at any time. It is possible that changes to these laws will be adverse to any potential mining operations. Moreover, compliance with such laws may cause substantial delays and require capital outlays in excess of those anticipated, adversely affecting any potential mining operations. Our future mining operations, if any, may also be subject to liability for pollution or other environmental damage. It is possible that we will choose to not be insured against this risk because of high insurance costs or other reasons.

We have a short operating history, have a history of losses, and may never achieve any meaningful revenue.

We acquired all of our property interests since May 2015, and prior to May 2015 we incurred minimal property exploration due diligence activities. Our operating history consists of our exploration activities. We have no income-producing activities from mining or exploration, and have a history of losses stemming from the acquisition of the rights to explore on our property and conducting our exploration activities. Exploring for gold and other minerals or resources is an inherently speculative activity and there is no assurance we will be able to develop an economically feasible operating plan for the Kibby Flats or QR properties. There is a strong possibility that we will not find any other commercially exploitable gold or other deposits on our property. Because we are an exploration company, we may never achieve any meaningful revenue.

We are required to make annual BLM payments and County filings or we will lose our rights to our property.

We are required to make annual claim maintenance payments to the U.S. Bureau of Land Management ("BLM") and pay additional fees to the counties in which our mining claims are located in order to maintain our rights to explore and, if warranted, to develop our unpatented mining claims. If we fail to meet these obligations, we will lose the right to explore for gold and other minerals on our property.

Our business is subject to extensive environmental regulations that may make exploring, mining, or related activities prohibitively expensive, and which may change at any time.

All of our operations are subject to extensive environmental regulations that can substantially delay exploration and make exploration expensive or prohibit it altogether. We may be subject to potential liabilities associated with the pollution of the environment and the disposal of waste products that may occur as the result of exploring and other related activities. We may have to pay to remedy environmental pollution, which may reduce the amount of money that we have available to use for exploration or other activities, and adversely affect our financial position. If we are unable to fully remedy an environmental problem, we might be required to suspend operations or to enter into interim compliance measures pending the completion of the required remedy. If a decision is made to mine our properties and we retain any operational responsibility for doing so, our potential exposure for remediation may be significant, and this may have a material adverse effect upon our business and financial position. We have not purchased insurance for potential environmental risks (including potential liability for pollution or other hazards associated with the disposal of waste products from our exploration activities) and such insurance may not be available to us on reasonable terms or at a reasonable price. All of our exploration and, if warranted, development activities may be subject to regulation under one or more local, state and federal environmental impact analyses and public review processes. It is possible that future changes in applicable laws, regulations and permits or changes in their enforcement or regulatory interpretation could have significant impact on some portion of our business, which may require our business to be economically re-evaluated from time to time. These risks include, but are not limited to, the risk that regulatory authorities may increase bonding requirements beyond our financial capability. Inasmuch as posting of bonding in accordance with regulatory determinations is a condition to the right to operate under all material operating permits, increases in bonding requirements could prevent operations even if we are in full compliance with all substantive environmental laws.

The government licenses and permits we need to explore on our property may take too long to acquire or cost too much to enable us to proceed with exploration. In the event that we conclude that the Kibby Flats and QR properties can be profitably mined, or discover other commercially exploitable deposits, we may face substantial delays and costs associated with securing the additional government licenses and permits that could preclude our ability to develop the mine.

Exploration activities usually require the granting of permits from various governmental agencies. For example, exploration drilling on unpatented mining claims requires a permit to be obtained from the BLM, which may take several months or longer to grant the requested permit. Depending on the size, location, and scope of the exploration program, additional permits may also be required before exploration activities can be undertaken. Prehistoric or Indian graves, threatened or endangered species, archeological sites or the possibility thereof, difficult access, excessive dust, and important nearby water resources may all result in the need for additional permits before exploration activities can commence.

As with all permitting processes, there is substantial uncertainty about when and if the permits will be issued. There is the risk that unexpected delays and excessive costs may be experienced in obtaining required permits. The needed permits may not be granted or could be challenged by third parties, which could result in protracted litigation that could cause substantial delays, or may be granted in an unacceptable timeframe or cost too much. Additionally, proposed mineral exploration and mining projects can become controversial and be opposed by nearby landowners and communities, which can substantially delay and interfere with the permitting process. Delays in or inability to obtain necessary permits would result in unanticipated costs, which may result in serious adverse effects upon our business.

The value of our property and any other deposits we may seek or locate is subject to volatility in the price of gold.

Our ability to obtain additional and continuing funding, and our profitability if and when we commence mining or sell our rights to mine, will be significantly affected by changes in the market price of gold and other mineral deposits. Gold and other minerals prices fluctuate widely and are affected by numerous factors, all of which are beyond our control. The price of gold may be influenced by:

•	fluctuation in the supply of, demand, and market price for gold;
•	mining activities of our competitors;
•	sale or purchase of gold by central banks and for investment purposes by individuals and financial institutions;
•	interest rates;
•	currency exchange rates;
•	inflation or deflation;
•	fluctuation in the value of the United States dollar and other currencies;
•	global and regional supply and demand, including investment, industrial, and jewelry demand; and
•	political and economic conditions of major gold or other mineral-producing countries.

The price of gold and other minerals have fluctuated widely in recent years, and a decline in the price of gold or other minerals could cause a significant decrease in the value of our property, limit our ability to raise money, and render continued exploration and development of our property impracticable. If that happens, then we could lose our rights to our property or be compelled to sell some or all of these rights. Additionally, the future development of our mining properties beyond the exploration stage is heavily dependent upon gold prices remaining sufficiently high to make the development of our property economically viable.

Our mineral property claims may be challenged. We are not insured against any challenges, impairments, or defects to our mining claims.

Our property is comprised primarily of unpatented lode mining claims located and maintained in accordance with the federal General Mining Law of 1872. Unpatented lode mining claims are unique U.S. property interests and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations with which the owner of an unpatented mining claim must comply in order to locate and maintain a valid claim. Moreover, if we discover mineralization that is close to the claim boundaries, it is possible that some or all of the mineralization may occur outside the boundaries on lands that we do not control. In such a case we would not have the right to extract those minerals. We do not have title reports or opinions covering all of our Kibby Flats and QR properties and other claims. The uncertainty resulting from not having title opinions for all of our properties and claims or having detailed claim surveys on all of our properties leaves us exposed to potential title defects. Defending challenges to our property title would be costly, and may divert funds that could otherwise be used for exploration activities and other purposes.

In addition, unpatented lode mining claims are always subject to possible challenges by third parties or contests by the federal government, which, if successful, may prevent us from exploiting any discovery of commercially extractable gold. Challenges to our title may increase our costs of operation or limit our ability to explore on certain portions of our property. We are not insured against challenges, impairments, or defects to our property title.

Possible amendments to the General Mining Law could make it more difficult or impossible for us to execute our business plan.

In recent years, the U.S. Congress has considered a number of proposed amendments to the General Mining Law, as well as legislation that would make comprehensive changes to the law. Although no such legislation has been adopted to date, there can be no assurance that such legislation will not be adopted in the future. If adopted, such legislation, if it includes concepts that have been part of previous legislative proposals, could, among other things, (i) adopt the limitation on the number of millsites that a claimant may use, discussed below, (ii) impose time limits on the effectiveness of plans of operation that may not coincide with mine life, (iii) impose more stringent environmental compliance and reclamation requirements on activities on unpatented mining claims and millsites, (iv) establish a mechanism that would allow states, localities, and Native American tribes to petition for the withdrawal of identified tracts of federal land from the operation of the General Mining Law, (v) allow for administrative determinations that mining would not be allowed in situations where undue degradation of the federal lands in question could not be prevented, (vi) impose royalties on gold and other mineral production from unpatented mining claims or impose fees on production from patented mining claims, and (vii) impose a fee on the amount of material displaced at a mine. Further, it could have an adverse impact on earnings from our operations, could reduce estimates of any reserves we may establish, and could curtail our future exploration and development activity on our unpatented claims.

In addition, a consortium of environmental groups has filed a lawsuit in the United District Court for the District of Columbia against the Department of the Interior, the Department of Agriculture, the BLM, and the USFS, asking the court to order the BLM and USFS to adopt the five-acre millsite limitation. That lawsuit also asks the court to order the BLM and the USFS to require mining claimants to pay fair market value for their use of the surface of federal lands where those claimants have not demonstrated the validity of their unpatented mining claims and millsites. If the plaintiffs in that lawsuit were to prevail, that could have an adverse impact on our ability to use our unpatented millsites for facilities ancillary to our exploration, development and mining activities, and could significantly increase the cost of using federal lands at our properties for such ancillary facilities.

Market forces or unforeseen developments may prevent us from obtaining the supplies and equipment necessary to explore for gold and other minerals.

Gold exploration and mineral exploration in general, is a very competitive business. Competitive demands for contractors and unforeseen shortages of supplies and/or equipment could result in the disruption of our planned exploration activities. Current demand for exploration drilling services, equipment, and supplies is robust and could result in suitable equipment and skilled manpower being unavailable at scheduled times for our exploration program. Fuel prices are extremely volatile as well. We will attempt to locate suitable equipment, materials, manpower, and fuel if sufficient funds are available. If we cannot find the equipment and supplies needed for our various exploration programs, we may have to suspend some or all of them until equipment, supplies, funds, and/or skilled manpower become available. Any such disruption in our activities may adversely affect our exploration activities and financial condition.

Our directors and executive officers lack significant experience or technical training in exploring for precious and base metal deposits and in developing mines.

Most of our directors and executive officers lack significant experience or technical training in exploring for precious and base metal deposits and in developing mines. Our management may not be fully aware of many of the other specific requirements related to working within this industry. Their decisions and choices may not take into account standard engineering or managerial approaches that mineral exploration companies commonly use. Consequently, our operations and ultimate financial success could suffer irreparable harm due to some of our management's lack of experience in the mining industry.

We may not be able to maintain the infrastructure necessary to conduct exploration activities.

Our exploration activities depend upon adequate infrastructure. Reliable roads, bridges, power sources, and water supply are important factors that affect capital and operating costs. Unusual or infrequent weather phenomena, sabotage, government, or other interference in the maintenance or provision of such infrastructure could adversely affect our exploration activities and financial condition.

Our exploration activities may be adversely affected by the local climate or seismic events, which could prevent us from gaining access to our property year-round.

Earthquakes, heavy rains, snowstorms, and floods could result in serious damage to or the destruction of facilities, equipment, or means of access to our properties, or may otherwise prevent us from conducting exploration activities on our property. There may be short periods of time when the unpaved portion of the access road is impassible in the event of extreme weather conditions or unusually muddy conditions. During these periods, it may be difficult or impossible for us to access our property, make repairs, or otherwise conduct exploration activities on them.

Risks Related to our Stockholders and Shares of Common Stock

There is currently no trading market for our Common Stock, and liquidity of shares of our Common Stock is limited.

There currently is no public trading market for the Company's Common Stock. Further, no public trading market is expected to develop until the Company obtains effectiveness of a Form 211 with the Financial Industry Regulatory Authority (FINRA). Therefore, outstanding shares of Common Stock cannot be offered, sold, pledged or otherwise transferred except in private-party transactions pursuant to registration under the Securities Act of 1933, as amended (the "Securities Act"), or an exemption from registration under the Securities Act and any other applicable federal or state securities laws or regulations. Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission's penny stock regulations which may limit an investor's ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

We are controlled by our management and affiliates.

Our Management, Board, and affiliates beneficially owned and voted approximately 35,000,000 shares of our common stock, representing approximately 92% of the shares outstanding as of December 31, 2016.. Consequently, management has the ability to influence control of the operations of the Company and, acting together, will have the ability to influence or control substantially all matters submitted to stockholders for approval, including:

•	Election of our board of directors (the "Board of Directors");
•	Removal of directors;
•	Amendment to the Company's Articles of Incorporation or Bylaws; and
•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

These stockholders have complete control over our affairs. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the Common Stock.

We have never paid dividends on our Common Stock.

We have never paid dividends on our Common Stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

We have not issued Preferred Stock.

Our Articles of Incorporation authorize the issuance of up to 5,000,000 shares of Preferred Stock, with designations, rights, and preferences determined from time to time by the Board of Directors, in its sole discretion. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company, which is sometimes referred to in corporate parlance as a "poison pill". Although we have no present intention to issue any shares of our authorized Preferred Stock, there can be no assurance that the Company will not do so in the future. However, no Preferred Stock has been issued.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market or upon the expiration of any statutory holding period, under Rule 144, or upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an "overhang" in anticipation of which the market price of our common stock could decline. The existence of an overhang, whether or not sales have occurred or are occurring, also could make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

The elimination of monetary liability against our directors, officers, and employees under our articles of incorporation and the existence of indemnification rights to our directors, officers, and employees may result in substantial expenditures by our Company and may discourage lawsuits against our directors, officers, and employees.

Our articles of incorporation contain provisions which eliminate the liability of our directors for monetary damages to our Company and stockholders. Our bylaws also require us to indemnify our officers and directors. We may also have contractual indemnification obligations under our agreements with our directors, officers, and employees. The foregoing indemnification obligations could result in our Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers, and employees that we may be unable to recoup. These provisions and resultant costs may also discourage our Company from bringing a lawsuit against directors, officers, and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors, officers, and employees even though such actions, if successful, might otherwise benefit our Company and stockholders.

Anti-takeover provisions may impede the acquisition of our Company.

Certain provisions of the Nevada General Corporation Law have anti-takeover effects and may inhibit a non-negotiated merger or other business combination. These provisions are intended to encourage any person interested in acquiring us to negotiate with, and to obtain the approval of, our board of directors in connection with such a transaction. However, certain of these provisions may discourage a future acquisition of us, including an acquisition in which the stockholders might otherwise receive a premium for their shares. As a result, stockholders who might desire to participate in such a transaction may not have the opportunity to do so.

Item 1B.	Unresolved Staff Comments

There are no unresolved staff comments.

Item 2.	Description of Properties

We currently lease our corporate office located at 865 Tahoe Boulevard Suite 302, Incline Village, Nevada 89451. That lease expired in April 2016 and is being renewed on a month to month basis. We also maintain certain interests in mining properties as described below.

In the following discussion relating to our interests in real property, there are references to "patented" mining claims and "unpatented" mining claims. A patented mining claim is one for which the U.S. government has passed its title to the claimant, giving that person title to the land as well as the minerals and other resources above and below the surface. Therefore, a patented claim is treated like any other private land and is subject to local property taxes. An unpatented mining claim on U.S. government lands establishes a claim to the locatable minerals (also referred to as stakeable minerals) on the land and the right of possession solely for mining purposes. Therefore, no title to the land passes to the claimant. However, under certain circumstances, if a proven economic mineral deposit is developed, provisions of federal mining laws may permit owners of unpatented mining claims to patent (to obtain title to) the claim. A party who purchases an unpatented mining claim that is later declared invalid by the U.S. government could be evicted.

Kibby Flats Property

The claims are located in the very northern part of Esmeralda County, Nevada, in section 16, T6N, R36E. The closest town with full services is Hawthorne, which is south of Reno on Highway 95. The property can be reached by driving south from Hawthorne on Highway 95 for 22 miles to a turn off to the east just before the town of Mina. This improved dirt road is taken for 8 miles to Bettles Well and then another 4 miles to a junction at the summit, the road south is taken for another 12 miles and then an unimproved road leads to the claims in 1 mile. The BLM permit identification information for the voluntary 43CRF3809 Exploration Form Notice for KF #3 is NMC #863100 and is a Lode claim with Acreage of 20.66, and is part of claims in Sections 8, 9, 15, 16 and 17 of Township 6 North, Range 38 East, Mount Diablo Meridian, in the County of Esmerelda, State of Nevada, as identified by the U.S. Bureau of Land Management Claim Names and Serial Numbers.

The Kibby Flats Property does not have any physical infrastructure, power, or water sources. The property is surrounded by a network of publicly accessibly roads that generally remain open on a year-round basis. In the event we commence development activities, we will need to determine the appropriate power, water, and other necessary infrastructure.

Land Status and Physiography

The property will be a pit operation that consists of 10 unpatented lode claims (200 acres/81 hectares) within the jurisdiction of the Bureau of Land Management.

The area is characterized by low rolling foothills on the west slope of the Cedar Mountains. Outwash drainages have incised into the hills and created broad dry washes. Sand dunes cover a considerable amount of the surface of the low hills. Vegetation consists of scrub sage and minor grasses, which is indicative of the low precipitation rate and lack of water. Despite the remote location, the area has a fair network of roads and access is good during most of the year.

Previous work

There are 2 shallow shafts and several prospect pits aligned along the primary strike of the mineralization. These appear to have been made in the early 1900's when prospectors fanned out from Tonopah looking for similar deposits. The size and extent of the old workings suggest that these were exploratory and little or no production was realized. Claim location notices were found with dates of 1915, 1925 and 1935, further suggesting that there were episodes of exploration depending on metal prices and other economic conditions that would favor development of these claims.

The Mickspot mine located approximately 5 miles to the northeast was worked for antimony during WWII. Bulldozer scrapes and drill roads were created in the early 1980's as another wave of precious metals exploration swept Nevada looking for large low grade heap leach amenable deposits. It does not appear that any significant exploration work was done in this area.

The Company believes samples were taken in 2002, however, we have not performed any additional procedures to verify the validity of the data or ascertain whether the samples were taken in accordance with appropriate quality assurance standards including; preparation, control, chain of custody, or the accuracy and precision of applicable assaying.

Geology

The property is within the structural framework of the Walker Lane transition zone between the Sierra Nevada batholith and the Basin and Range extensional terrain. The oldest rocks on the property are chert and quartzites of the Triassic Excelsior Formation. They form the escarpment and steep hillsides of the Cedar Mountains on the eastern section of the property. Overlying the Excelsior is an extensive ash flow and rhyolite sequence several hundred feet thick. This is Tertiary in age and has alternating beds of welded ash flows weathered buff and purplish in color. There are scattered zones of intensely green colored rock within the ash flows due to high iron or chloritic content. Basalt flows of Pliocene or Pleistocene age outcrop as dark weathered hills in the western area of the claim block. The basalt flows were in turn intruded by felsic dikes and quartz veins containing mineralization.

There has been Tertiary range front faulting and some related faulting within the ash flow units and the mineralization may be related to shearing or faulting at depth. A significant Quaternary fanglomerate has developed in some drainages as outwash from periodic floods have created extensive fans from the mountains. The arid nature of the area and the prevailing winds has also allowed the creation of recent sand dunes covering the hillsides.

Mineralization

Mineralization is concentrated in the northern portion of the claim block where prospect workings have exposed a vein system striking N30-40W and dipping steeply at 70 degrees to the southeast. The vein system can be described as an oxidized and altered zone of between 5 to 10 feet in width that is easily visible due to the deep red-brown color in contrast to the gray-black host rock. It can be traced on the surface along strike for over 800 feet (266m). There are thin (2-4 inches) discontinuous quartz veinlets and lenses in a central zone characterized by abundant iron oxide and black manganese staining in the surrounding rock. The quartz itself has a green/brown coating on fracture surfaces, which has high lead and antimony values (XRF) and is likely bindhemite. Intense argillic alteration radiates out from this central zone for 2-5 feet in both directions and is characterized by local bleaching and iron oxide staining.

A small prospect 500 feet to the east of the main mineralized system exposes another mineralized zone that is similar in appearance and mineral content. It strikes N20E at a high angle and intersects the main zone near the lower shaft and continues for approximately 500 feet. The mineralization is similar to the main zone being anomalous in antimony, lead, and arsenic with the XRF and on outcrop stibiconite can be detected with stibnite visible on fresh surfaces. This vein may be an indication of an anastomising system of veins that may increase the possibility of increased volume of mineralized rock.

The Kibby Flats Property is in the exploration phase, and no reserves, proven reserves, or probable reserves have been computed for these claims.

QR Property

In November 2015, the Company acquired fifty (50) unpatented lode mining claims commonly referred to as the "QR Property" located in Humboldt County, Nevada. The Company acquired the QR Property under a fee simple title arrangement with no royalty or net smelter return obligation from production, if any. The claims property information is included as Exhibit 99.2.

The QR Property does not have any physical infrastructure, power, or water sources. The property is surrounded by a network of publicly accessibly roads that generally remain open on a year-round basis. In the event we commence development activities, we will need to determine the appropriate power, water, and other necessary infrastructure.

Location

The claims are located about 25 miles northwest of Winnemucca at the northwest end of the Jackson Mountains in Humboldt County, Nevada. The closest town with full services is Winnemucca, which is Northeast of Reno an estimated 150 miles on Interstate 80 East. The property can be reached by driving west from Winnemucca on Highway 95 for 22 miles to a turn off to the north on State 144. This improved dirt road is taken six miles to where the claims begin.

Land Status and Physiography

The property is intended to be a pit operation and consists of fifty (50) unpatented lode claims (1,000 acres) within the jurisdiction of the Bureau of Land Management.

The area is characterized by low rolling foothills on the northwest end of the Jackson Mountains. Outwash drainages have incised into the hills and created broad dry washes. Sand dunes cover a considerable amount of the surface of the lower areas. Vegetation consists of scrub sage and minor grasses which is indicative of the low precipitation rate and lack of water. Despite the remote location the area has a good network of roads and access is good during most of the year.

Previous work

There is one shallow shaft halfway up the northwest side of the Jackson Mountains that aligned along the primary strike of the mineralization near the fault zone. This appears to have been made in the early 1900's when prospectors fanned out from Winnemucca looking for gold and silver deposits. The size and extent of the old workings suggest that this was exploratory and little or no production was realized. Recent exploration was completed by Signal Mining & Exploration by both trenching, drilling and sonic testing. The results are discussed in the Geology and Mineralization section below. Claim location notices were found suggesting that there were episodes of exploration depending on metal prices and other economic conditions that would favor development of these claims.

Geology and Mineralization

The property is within the structural framework of the Humboldt Area, more specifically the Jackson Mountains. The minerals identified on the claims was well mineralized with pyrite, malachite, azurite, arsenopyrite, electrum, hematite in silica, quartz stringers and narrow quartz veins. The claims have multiple fracture density patterns ranging from thirty to eighty-five degrees, and thrusting, rectangular fault blocks which are rotated one hundred eighty degrees. Local, regional, and global plate tectonic patterns that appear to control the gold-silver deposits indicate a south-southeasterly displacement along with a continuous extension of the same pattern of structural mineralized controls for at least a half mile on the claims.

Assay testing of the material occurred from 1987 through 2013. All trenching samples provided an average of 0.294 oz./ton based on 93 samples at the QR claims. The samples were taken by Mr. Bill Jerome, of Signal Exploration and Mining located in Redding, CA, and a member of our Board of Directors. The samples were assayed by third party labs, the validity of which will require further sampling and additional assaying. Additionally, the Company has obtained a sample location map identifying all the sample locations, however, we have not performed any additional procedures to verify the validity of the data or ascertain whether the samples were taken in accordance with appropriate quality assurance standards including; preparation, control, chain of custody, or the accuracy and precision of applicable assaying. See Exhibit 99.3 filed herewith for details concerning average computation for trenching samples.

The QR Property is in the exploration phase, and no reserves, proven reserves or probable reserves have been computed for these claims.

Item 3.	Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company's property is not the subject of any pending legal proceedings.

Item 4.	Mine Safety Disclosures

The Company currently has no mining operations.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a)        Market Information.

Our common stock is not trading or quoted on any stock exchange. There is no established public trading market for our common stock.  Further, there has been no market activity since inception through the date of this report.

(b)        Holders.

As of April 10, 2017, there were 28 holders of record of our common stock with an aggregate of 37,990,000 shares of common stock issued and outstanding.

(c)        Dividends.

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the on-going exploration and other operating activities of the Company.

(d)        Securities Authorized for Issuance under Equity Compensation Plans.

We do not have any compensation plan under which equity securities are authorized for issuance.

(e)       Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no sales of unregistered securities that were not previously reported.

(f)       Purchases of Equity Securities by the Company and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

As a smaller reporting company, as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and related notes in this prospectus. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under "Risk Factors," "Forward-Looking Statements," and in other parts of this prospectus.

Overview

We originally were incorporated in the State of Nevada in August 2013. Since our inception, we have been engaged in the identification, potential acquisition, and on-going exploration of precious and non-precious mineral properties located in the Western United States with an initial emphasis in Nevada. Until May 2015, we did not have patented or unpatented mineral claims and our activities only consisted of initial discussions and due diligence sample testing.

In May 2015, we issued 400,000 shares of unregistered and restricted shares of common stock to obtain a total of ten (10) unpatented mining claims located in Esmeralda County, Nevada, commonly known as "Kibby Flats Property", for mineral exploration.

In November 2015, we issued a total of 6,000,000 shares of unregistered and restricted shares of common stock for the acquisition of fifty (50) unpatented mining claims commonly referred to as the "QR Property" located in Humboldt County, Nevada along with certain exploration mining equipment.

We expect to devote the majority of the fiscal year ended 2016 to obtaining the various permits required to commence our exploration activities. Additionally, we will continue to seek acquisitions of additional mineral properties and other mining assets.

Our mining properties, described above in detail in Part I, Item 2, headed "Description of Properties", are integral to our business plan and operations. Accordingly, those property descriptions and other details should be reviewed in the context of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Competition

We compete with other exploration companies for the acquisition of a limited number of exploration rights, many other exploration companies possess greater financial and technical resources than we do. The mineral exploration industry is highly fragmented, and we are a very small participant in this sector. Many of our competitors explore for a variety of minerals and control many different properties around the world. Many of them have been in business longer than we have and have established more strategic partnerships and relationships. We also compete with other exploration companies for the acquisition and retention of skilled technical personnel.

Our competitive position depends upon our ability to acquire and explore new and existing gold properties. However, there is significant competition for properties suitable for gold exploration. Failure to achieve and maintain a competitive position could adversely impact our ability to obtain the financing necessary for us to acquire gold properties. As a result, we may be unable to continue to acquire interests in attractive properties on terms that we consider acceptable. We will be subject to competition and other unforeseen limited sources of supplies, equipment, and services in the industry. If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our exploration plans until we are able to secure them.

Market for Gold

In the event that gold is produced from our property, we believe that wholesale purchasers for the gold would be readily available. Readily available wholesale purchasers of gold and other precious metals exist in the United States and throughout the world. Among the largest are Handy & Harman, Engelhard Industries, and Johnson Matthey, Ltd. Historically, these markets are liquid and volatile. Wholesale purchase prices for precious metals can be affected by a number of factors, all of which are beyond our control, including, but not limited to:

•	fluctuation in the supply of, demand, and market price for gold;
•	mining activities of our competitors;
•	sale or purchase of gold by central banks and for investment purposes by individuals and financial institutions;
•	interest rates;
•	currency exchange rates;
•	inflation or deflation;
•	fluctuation in the value of the United States dollar and other currencies; and
•	political and economic conditions of major gold or other mineral-producing countries.

Gold ore is typically mined and leached to produce pregnant solutions, which are processed through a series of steps to recover gold and produce doré. Gold doré is then sold to refiners and smelters for the value of the minerals that it contains, less the cost of further refining and smelting. Refiners and smelters then sell the gold on the open market through brokers who work for wholesalers including the major wholesalers listed above.

Regulation

Various levels of governmental controls and regulations address, among other things, the environmental impact of mineral mining and exploration operations and establish requirements for reclamation of mineral mining and exploration properties after exploration operations have ceased. With respect to the regulation of mineral mining and exploration, legislation and regulations in various jurisdictions establish performance standards, air and water quality emission limits and other design or operational requirements for various aspects of the operations, including health and safety standards. Legislation and regulations also establish requirements for reclamation and rehabilitation of mining properties following the cessation of operations and may require that some former mining properties be managed for long periods of time after mining activities have ceased.

Our exploration activities are subject to various levels of federal and state laws and regulations relating to protection of the environment, including requirements for closure and reclamation of mineral exploration properties. Some of the laws and regulations include the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation, and Liability Act, the Emergency Planning and Community Right-to-Know Act, the Endangered Species Act, the Federal Land Policy and Management Act, the National Environmental Policy Act, the Resource Conservation and Recovery Act, and related state laws in Nevada. Additionally, much of our property is subject to the federal General Mining Law of 1872, which regulates how mining claims on federal lands are located and maintained.

The State of Nevada, where we intend to focus our mineral exploration efforts, requires mining projects to obtain a Nevada State Reclamation Permit pursuant to the Mined Land Reclamation Act (the "Nevada MLR Act"), which establishes reclamation and financial assurance requirements for all mining operations in the state. New and expanding facilities are required to provide a reclamation plan and financial assurance to ensure that the reclamation plan is implemented upon completion of operations. The Nevada MLR Act also requires reclamation plans and permits for exploration projects that will result in more than five acres of surface disturbance on private lands.

We will need to secure new NDEP Permits in order to conduct expanded exploration activities. We plan to apply for additional required permits to conduct our exploration programs as necessary. These permits would be obtained from either the BLM or the NDEP. Obtaining such permits will require the posting of financial bonds for subsequent reclamation of disturbances caused by exploration. Delays in the granting of permits or permit amendments are not uncommon, and any delays in the granting of permits may adversely affect our exploration activities.

Our current exploration permit costs are minimal, although future exploration activities may require amendments to these permits. We also anticipate that one or more Notices of Intent will be required from BLM for exploration drilling in the future on our unpatented mining claims. A Notice of Intent includes information regarding the company submitting the notice, maps of the proposed disturbance, equipment to be utilized, the general schedule of operations, a calculation of the total disturbance anticipated, and a detailed reclamation plan and budget. A bond in U.S. currency is required to ensure reclamation, and the amount is determined based on the estimated third-party costs to reclaim and re-vegetate the disturbed acreage. BLM approval of the Notice is not required, but the bond calculation is required to be approved in writing by the BLM before work can proceed. It is not necessary to file a Notice of Intent prior to work on private land. The Notice of Intent must be filed with the BLM for all activities involving the disturbance of five acres (two hectares) or less of the surface. Measurement of land disturbance is cumulative, and once five acres total has been disturbed and remains un-reclaimed in one project area, a Plan of Operations must be filed and approved by the BLM before additional work can take place, and a Reclamation Permit must be obtained from the NDEP. Both the Plan of Operations and the NDEP Reclamation Permit require a cash bond and a reclamation plan. Re-contouring and re-vegetation of disturbed surface areas would be completed pursuant to the applicable permits. The cost of reclamation work varies according to the degree of physical disturbance. It is difficult to estimate the future cost of compliance with environmental laws since the full nature and extent of our future activities cannot be determined at this time.

Results of Operations

Beginning in April 2015 and in conjunction with the appointment of a new officer and Director in early May, we increased our overall business operations and developed our current business strategy to identify, acquire, explore, and if warranted, develop patented and unpatented mineral claims in the Western United States. In this regard, we have not generated any revenues during the periods presented, or since our inception in 2013.

Exploration Costs

During the year ended December 31, 2016 we incurred exploration costs totaling $54,300 compared to just over $1,600 for the year ended December 31, 2015. The significant increase in 2016 is related to claim and filing fees to maintain our rights to exploration. Additionally, we engaged a consultant to provide further analysis and exploration plans. As our financing permits, we expect our exploration costs to increase for at least the next twelve months.

General and Administrative Costs

For the twelve months ended December 31, 2016, our general and administrative fees increased from $44,873 during the twelve months ended December 31, 2015, to $80,732. The increase during the current year primarily a result of increased Board fees that we incur at $15,000 per quarter; and increased legal and accounting fees incurred with the filing of our Registration Statement on Form S-1. As our funding permits, we expect our general and administrative fees to increase for at least the next twelve months.

We anticipate most of these costs, and corresponding increases, will be incurred for permitting, exploration and environmental remediation, and travel; as well as applicable supporting administrative costs.

Liquidity and Capital Resources

As of December 31, 2016, the Company had a working capital deficit of approximately $90,000. Current liabilities as of that date consisted of approximately $27,000 of obligations due to related parties that informally agreed to defer payment until the Company’s financial resources improve (however, they are under no formal obligation to continue to do so); and other trade payables, including $45,000 of Board fees that have been similarly deferred.

Further, our operating activities used net cash of approximately $1,500 for the year ended December 31, 2016. Cash used to operate at our net loss of approximately $135,000 was off-set by non-cash compensation expense of approximately $55,000 and continued deferral of certain of our obligations, resulting in accounts payable increasing approximately $79,000 for the year ended December 31, 2015.

We did not generate or use any cash related to any investing or financing activities during the year ended December 31, 2015. During the first quarter of 2017, we sold a piece of equipment for net cash proceeds of approximately $47,000 which provided us some short-term liquidity.

Our current available capital reserves are not sufficient for the Company to remain operational. We require additional equity and / or debt financing to implement our exploration and other business plans. Since inception, we have sold 165,000 shares of restricted and unregistered shares of common stock in private placements for aggregate cash proceeds of $23,000.

Our auditors have issued a "going concern" opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have completed one or more financings and implemented our plan of operations. Our only source for cash at this time is investments by others and short-term cash advances from our sole officer and other affiliates, who have no obligations to do so.

We have achieved success in using shares of our restricted and unregistered shares of common stock in making capital asset acquisitions including mining equipment and mineral properties. We expect to continue to issue shares for certain future capital acquisitions and to compensate certain officers, directors, and other consultants; however, there is no guarantee we will be able to do so at terms favorable to our operating plans or at all.

Plan of Operations

In late 2015 we began acquiring mining equipment for the use in the exploration and development of our mineral properties. With this equipment, we expect to able to conduct various exploration activities on our mineral properties subsequent to receiving all federal, state, and local government permits required to do so. We expect to initially focus our efforts on the exploration of the QR Property; correspondingly, and unless otherwise noted, the following discussion relates solely to this property and Kibby Flats.

In the second quarter of 2016, we obtained a minor exploration permit with the Bureau of Land Management ("BLM") in order to commence a drilling program on the QR Property in Humboldt County, Nevada. Upon receipt of adequate funding, we will make the required bond payment to the Nevada Division of Environmental Protection ("NDEP") allowing us to begin preliminary drilling, trenching and other ground disturbing activities. If adequate funding is obtained, we expect to post the bond prior and begin preliminary exploration activities in the spring of 2017, weather permitting. Currently, the exploration bond has not been paid.

The drilling equipment owned by the company will be used to drill samples of different areas where our outsourced mining and geology consultants will determine the areas with the highest potential for the achievement of successful mining. Additionally, trenching may be completed where up to 100 tons of ore can be removed for testing as part of the exploration permit.

In the third quarter of 2016, we plan to begin additional BLM permitting activities through the engagement of a professional environmental consulting firm to provide guidance on environmental impact issues for endangered species and American Indian historical concerns. Because of a lack of cash these plans have not been implemented.

During 2016 and 2017, the mining equipment we acquired has and will be continually assessed to determine the actual need for the equipment in the exploration and mining process. Outside contracting work for the mining equipment would be strongly considered that may allow for us to off-set the cost of some of our exploration activities. Additional mining equipment may be acquired which would assist in future mining and exploration.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Estimates

The SEC has requested that all registrants address their most critical accounting policies. The SEC has indicated that a "critical accounting policy" is one which is both important to the representation of the registrant's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We base our estimates on past experience and on various other assumptions our management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results will differ, and may differ materially from these estimates under different assumptions or conditions. Additionally, changes in accounting estimates could occur in the future from period to period. The following paragraphs identify our most critical accounting policies:

Stock Based Payments

We have on occasion issued equity instruments to employees and non-employees in lieu of cash for the receipt of goods and services and, in certain circumstances the settlement of short-term loan arrangements. The applicable GAAP establishes that share-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

In these transactions, the Company issues unregistered and restricted equity instruments.

In situations in which we issue unregistered restricted common shares in exchange for goods and services, and the value of the goods and services are not the most reliably measurable, we recognize the fair value of the unregistered restricted equity instruments based on the value of similar instruments issued in private placements in exchange for cash in the most recent transactions (a Level 2 input within the GAAP hierarchy). The Company has determined this methodology reflects the risk adjusted fair value of our unregistered restricted equity instruments using a commercially reasonable valuation technique within the most active market.

Employees

As of the date of this report, we have one full-time employee consisting of our sole officer, Mr. Mark Kersey. We believe Mr. Kersey is sufficient to support our current level of activity. We do not have a formal employment agreement with Mr. Kersey who has informally agreed to defer the receipt of any cash compensation; however, he has no obligation remain employed under this arrangement. As we expand our exploration and other potential business operations, we will likely be required to increase our number of employees.

Item 7A	Quantitative and Qualitative Disclosure About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 8.	Financial Statements and Supplementary Data

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

High Desert Holding Corp.

We have audited the accompanying balance sheets of High Desert Holding Corp. as of December 31, 2016 and 2015 and the related statements of operations, stockholders’ equity and cash flows for the periods then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of High Desert Holding Corp. for the years ended December 31, 2016 and 2015 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #3 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

Seattle, Washington

April 12, 2017

HIGH DESERT HOLDING CORP.

BALANCE SHEETS

ASSETS

	December 31, 2016	December 31, 2015

Current Assets
Cash	$536	$2,011

Total current assets	536	2,011

Mining equipment, net	282,857	154,286
Mineral properties	697,143	697,143

Total assets	$980,536	$853,440

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$67,851	$6,496
Related party accounts payable	17,560	–
Shareholder advances	9,000	9,000

Total current liabilities	94,411	15,496

Commitments and Contingencies	–	–

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 5,000,000 shares authorized and no shares issued and outstanding	$–	$–
Common stock, $.001 par value, 70,000,000 shares authorized and 37,965,000 and 36,540,000 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	37,965	36,540
Additional paid in capital	1,044,677	862,889
Accumulated deficit	(196,517)	(61,485)

Total stockholders' equity (deficit)	886,125	837,944

Total liabilities and stockholders' equity (deficit)	$980,536	$853,440

The accompanying notes are an integral part of these financial statements

HIGH DESERT HOLDING CORP.

STATEMENTS OF OPERATIONS

	For the Years Ended

	December 31,	December 31,
	2016	2015

Revenue

Net revenue	$–	$–

Expenses
Exploration	54,300	1,630
General and administrative	80,732	44,873

Total operating expenses	135,032	46,503

Loss from operations	(135,032)	(46,503)

Net loss	$(135,032)	$(46,503)

Net loss per share - basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding	37,887,945	26,249,288

The accompanying notes are an integral part of these financial statements

HIGH DESERT HOLDING CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid	Accumulated	Total Stockholders' Equity
	Number	Amount	in Capital	Deficit	(Deficit)

Balance December 31, 2014	10,000,000	$10,000	$–	$(14,982)	$(4,982)

Issuance of founders' common stock at par in March 2015	20,000,000	20,000			20,000

Issuance of common stock for cash at $0.20 per share in May 2015	30,000	30	5,970		6,000

Issuance of common stock for acquisition of Mineral Property at $0.20 in May 2015	400,000	400	79,600		80,000

Issuance of common stock for cash at $0.20 per share in June 2015	10,000	10	1,990		2,000

Issuance of common stock for cash at $0.10 per share in June 2015	100,000	100	9,900		10,000

Issuance of common stock for acquisition of Mineral Property and Mining Equipment at $0.13 per share in November 2015	6,000,000	6,000	765,429		771,429

Net loss				(46,503)	(46,503)

Balance December 31, 2015	36,540,000	$36,540	$862,889	$(61,485)	$837,944

Issuance of common stock for acquisition of Mining Equipment at $0.13 in January 2016	1,000,000	1,000	127,571	–	128,571

Issuance of common stock for Director Fees at $0.13 per share in January 2016	75,000	75	9,567	–	9,642

Issuance of common stock for Consulting Fees at $0.13 per share in January 2016	350,000	350	44,650	–	45,000

Net loss	–	–	–	(135,032)	(135,032)

Balance December 31, 2016	37,965,000	37,965	$1,044,677	$(196,517)	$886,125

The accompanying notes are an integral part of these financial statements

HIGH DESERT HOLDING CORP.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,	December 31,
	2016	2015

Cash Flows from Operating Activities

Net loss	$(135,032)	$(46,503)

Adjustments to reconcile net loss to net cash used in operating activities:

Stock compensation	54,642	20,000
Change in accounts payable	78,915	5,771

Net cash used in operating activities	(1,475)	(20,732)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	–	18,000

Net cash provided by financing activities	–	18,000

Net increase in cash and cash equivalents	(1,475)	(2,732)

Cash and cash equivalents at beginning of the period	2,011	4,743

Cash and cash equivalents at end of the period	$536	$2,011

Supplementary Disclosures of Cash Flow Information

Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

Non-Cash Investing and Financing Activities

Common stock issued for Mineral Property and Mining Equipment acquisition	$128,571	$851,429

The accompanying notes are an integral part of these financial statements

HIGH DESERT HOLDING CORP.

Notes to the Financial Statements

NOTE 1.                      GENERAL ORGANIZATION AND BUSINESS

High Desert Holding Corp. (“Company”) was organized in the state of Nevada in September 2013. The Company is a precious and non-precious mineral exploration company. The Company is initially focused on identifying both public and privately held lands that have historically demonstrated commercially viable resources primarily located in the Western United States, particularly Nevada.

The Company has a mineral property located in Nevada has not yet determined whether these properties contain a viable resource. Future exploration and development of this and any other properties will be dependent upon the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreements to complete the development of the properties and upon the ability to raise additional capital.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.

NOTE  2.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and financial instruments which mature within three months of the date of purchase. As of December 31, 2016 and December 31, 2015 the Company did not have any cash equivalents.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Loss per Share

The Company computes net loss per share in accordance with GAAP. This requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period under the treasury stock method using the if-converted method. The Company does not currently have any instruments issued and outstanding that are potentially dilutive.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk, including the party’s own credit risk.

Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values.  Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Income Taxes

The Company recognizes deferred tax liabilities and assets using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statements carrying values and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. In determining the future tax consequences of events that have been recognized in the financial statements or tax returns, judgment and interpretation of statutes is required. Judgments and interpretation of statutes are inherent in this process. Future income tax assets are recorded in the financial statements if realization is considered more likely than not.

For previously taken tax positions considered to be uncertain, the Company prescribes a recognition threshold and measurement attribute. In the event certain tax positions do not meet the appropriate recognition threshold, de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions is required.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to federal tax audits for all periods since inception in 2013.

Stock Based Compensation

The Company has on occasion issued equity and equity linked instruments to employees and non-employees in lieu of cash to various vendors for the receipt of goods and services and, in certain circumstances the settlement of short-term loan arrangements. The applicable GAAP establishes that share-based payment transactions with employees and non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

In these transactions, we issue unregistered and restricted shares of common stock.

When unregistered common shares and equity-linked instruments convertible into unregistered common shares are issued for the settlement of short-term financing arrangements (that are not initially convertible), the reacquisition price of the extinguished financing arrangement is determined by the value of the debt which is more clearly evident, and no additional inducement expense is recognized.

In situations in which we issue unregistered restricted common shares in exchange for goods and services, and the value of the goods and services are not the most reliably measurable, we recognize the fair value of the unregistered restricted equity instruments based on the value of similar instruments issued in private placements in exchange for cash in the most recent transactions (a Level 2 input within the GAAP hierarchy). We have determined this methodology reflects the risk adjusted fair value of our unregistered restricted equity instruments using a commercially reasonable valuation technique.

Mining Equipment

The Company records its mining equipment at historical cost. Depreciation expense is recognized in operations over the estimated service lives or productive value of the equipment. The Company capitalizes expenditures for improvements that significantly extend the useful life of an asset. Expenditures for maintenance and repairs are expensed to operations when incurred. Depreciation is computed using the straight-line method over estimated useful lives as follows:

Drilling equipment	5 to 7 years
Vehicles and trailers	3 to 7 years
Field equipment	1 to 3 years

Mineral Property Costs

We defer acquisition costs until we determine the viability of a mineral property. Since we do not have proven and probable reserves as defined by Securities and Exchange Commission (“SEC”) Industry Guide 7. Exploration expenditures are expensed as incurred. We expense care and maintenance costs as incurred.

We review the carrying value of our mineral property for impairment whenever there are negative indicators of impairment. Our estimate of the gold price, mineralized materials, operating capital, and reclamation costs are subject to risks and uncertainties affecting the recoverability of our investment in the mineral property. Although we have made our best, most current estimate of these factors, it is possible that near term changes could adversely affect our estimates and possibly require future asset impairment write-downs.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

Reclamation Liabilities and Asset Retirement Obligations

Minimum standards for site reclamation and closure have been established by various government agencies that affect certain of our operations. The Company calculates estimates of reclamation liabilities based on current laws and regulations and the expected undiscounted future cash flows to be incurred in reclaiming, restoring, and closing of operating mine sites. US GAAP requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. It further requires us to record a liability for the present value of our estimated environmental remediation costs and the related asset created with it when a recoverable asset (long-lived asset) can be realized.

Recently Issued Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04 Intangibles – Goodwill and Other (Topic 350), which simplifies the subsequent measurement of goodwill by eliminating the quantitative test (“Step 2”) for impairment for any reporting unit with a zero or negative carrying amount based on a qualitative assessment (“Step 1”). The provisions of ASU 2017-04 are effective for impairment tests beginning after December 15, 2019 and may be early adopted on a prospective basis for impairment tests performed at January 1, 2017. The Company does not expect ASU 2017-04 to have a material impact on its financial position, operational results, or cash flows.

In January 2017, the FASB issued ASU No. 2017-01 - Business Combinations (Topic 805), which clarifies the definition of a business. For accounting and financial reporting purposes, businesses are generally comprised of three elements; inputs, processes, and outputs. Integrated sets of assets and activities capable of providing these three elements may not always be considered a business, and the lack of one of the three elements does not always disqualify the set from being a business. The issuance of ASU No. 2017-01 provides a clarifying screen to determine when a set of assets and activities is not a business. Primarily, the screen requires that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. The amendments contained in ASU No. 2017-01 are effective for annual periods beginning after December 15, 2017 and may be early adopted for certain transactions that have occurred before the effective, but only when the underlying transaction has not been reported in the financial statements that have been issued or made available for issuance. The Company does not believe the implementation of ASU 2017-01 will have a material effect on its financial position, operational results, or cash flows.

In October 2016, the FASB issued ASU No. 2016-16 - Income Taxes (Topic 740), which requires that the Company recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments contained in ASU No. 2016-16 are effective for periods beginning after December 15, 2017. The Company does not believe the implementation of ASU 2016-16 will have a material effect on its financial position, operational results, or cash flows.

In March 2016, the FASB issued ASU No. 2016-09 Compensation – Stock Compensation (Topic 718) which simplifies several aspects of the accounting for share-based payments, including accounting for income taxes, forfeitures and statutory tax withholding requirements, and classification within the statement of cash flows. The simplification guidance is effective January 1, 2017. The Company is currently evaluating the impact of implementing the stock compensation simplification on its financial position, operational results, and cash flows.

In May 2014, the FASB began issuing several accounting standards updates associated with accounting for revenue from contracts with customers. The objective of the initial update, and subsequent clarifying and industry specific updates, is to 1) remove inconsistencies and weaknesses in revenue requirements, 2) provide a robust framework for addressing revenue recognition issues, 3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets 4) provide more useful information to users of financial statements through improved disclosure requirements, and 5) simplify the preparation of financial statements. The updates are effective in annual reporting periods beginning after December 15, 2017 and the interim periods within that year. The Company will be evaluating the impact of this update as it pertains to the Company’s financial statements and other required disclosures on an on-going basis until its eventual adoption and incorporation.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 - Leases. Under the new guidance a lessee will be required to recognize assets and liabilities for leases with lease terms more than 12 months, whether that lease be classified as a capital or operating lease. This update is effective in annual reporting periods beginning after December 15, 2018 and the interim periods within that year. The Company will be evaluating the impact of this update as it pertains to the Company’s financial statements and other required disclosures on an on-going basis until its eventual adoption and incorporation.

NOTE 3.                      GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Since inception, the Company has not identified any proven or probable reserves and correspondingly has not generated any revenue during its exploration stage.  This raises substantial doubt about the Company’s ability to continue as a going concern. These financials do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty. The Company needs to raise additional funds to continue as a going concern.

NOTE 4.                      MINERAL PROPERTY

Kibby Flats

In May 2015, the Company acquired ten (10) unpatented mining claims commonly referred to as Kibby Flats located in Esmerelda County, Nevada for 400,000 shares of restricted and unregistered shares of common stock with an estimated value of $80,000.

QR Claims

In November 2015, the Company acquired fifty (50) unpatented mining claims commonly referred to as the “QR Claims 1-50” located in Humboldt County, Nevada for 4,800,000 shares of restricted and unregistered shares of common stock with an estimated value of $617,143.

NOTE 5.                      MINING EQUIPMENT

Mining equipment at December 31, 2016 and 2015 consisted of the following:

	2016	2015
Drilling equipment	$144,869	$144,869
Vehicles and trailers	3,622	3,622
Field equipment	134,366	5,795
	$282,857	$154,286

In January 2016, the Company acquired mining equipment via the issuance of 1,000,000 shares of restricted and unregistered shares of common stock for total consideration of $128,571.

In November 2015, the Company acquired mining equipment via the issuance of 1,200,000 shares of restricted and unregistered shares of common stock for total consideration of $154,286.

As of December 31, 2016, none of the Company’s mining equipment was placed in service, correspondingly, no depreciation expense was recognized during any period presented in these financial statements.

NOTE 6.                      STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 70,000,000 shares of common stock with a par value of $0.001 per share. As of December 31, 2016 the Company had a total of 37,965,000 shares issued and outstanding. The following provides information for the shares of restricted and unregistered shares of common stock that we issued from January 1, 2015 through December 31, 2016.

In January of 2016 the Company issued 1,000,000 shares of restricted and unregistered common stock at $0.13 per share for the acquisition of mining equipment for total consideration of $128,571.

In January of 2016 the Company issued 75,000 shares of restricted and unregistered common stock at $0.13 per share for director compensation totaling $9,643.

In January of 2016 the Company issued 350,000 shares of restricted and unregistered common stock at $0.13 per share for consulting fees totaling $45,000.

In March 2015, the Company issued 20,000,000 founders’ shares of common stock to its current officer and director and an additional significant shareholder and service provider for total consideration of $20,000.

In May of 2015 the Company issued 30,000 shares of restricted and unregistered common stock at $0.20 per share for cash proceeds totaling $6,000.

In May of 2015 the Company issued 400,000 shares of restricted and unregistered common stock at $0.20 per share for the acquisition of the Kibby Flats Mineral Property for total consideration of $80,000.

In June of 2015 the Company issued 10,000 shares of restricted and unregistered common stock at $0.20 per share for cash proceeds totaling $2,000.

In June of 2015 the Company issued 100,000 shares of restricted and unregistered common stock at $0.10 per share for cash proceeds totaling $10,000.

In November of 2015 the Company issued 6,000,000 shares of restricted and unregistered common stock at $0.13 per share for the acquisition of the QR Claims 1-50 and mining equipment for total consideration of $771,429.

NOTE 7.                      LEASE COMMITMENT

The Company leases its corporate office on a monthly basis with a base monthly rent of $1,019.

NOTE 8.                      INCOME TAXES

The Company provides for income taxes using an asset and liability approach. Deferred tax assets and liabilities are recorded based on the temporary differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

The Company recognizes reductions in its deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset.  Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The Company’s deferred tax assets by period are as follows:

	December 31,	December 31,
	2016	2015
Deferred Tax Asset	$68,000	$21,000
Valuation Allowance	(68,000)	(21,000)

Income Tax Expense	$–	$–

The components of income tax expense for years ended December 31, 2016 and 2015 respectively are as follows:

	December 31,	December 31,
	2016	2015
Change in Net Operating Loss	$47,000	$16,000
Change in Valuation Allowance	(47,000)	(16,000)

Income Tax Expense	$–	$–

The differences between the statutory income tax rates computed at the U.S. federal statutory rate and our effective rate were the following:

Rate
Federal Statutory Rate	35%
Current Loss and NOL Carry Forward	-35%

Net Rate	0%

As of December 31, 2016, the Company had net operating loss carryforwards totaling approximately $197,000. The Company does not believe that it has any uncertain tax positions, correspondingly, no estimated accruals for interest and penalties have been made in the accompanying financial statements.

The Company’s tax returns currently subject to audit by the Internal Revenue Service are for the periods ended December 31, 2013 through the present.

NOTE 9.                       RELATED PARTY TRANSACTIONS

In August 2013 our founder, former officer and director, and significant shareholder, Marty Weigel, loaned us $9,000 to fund the start-up of our initial operations. Mr. Weigel has agreed to not accrue interest on the loan and has informally agreed to defer re-payment of the loan until such time as we have acquired a more stable source of funding.

As of December 31, 2016 and 2015 we owed Ingenium Accounting Associates, an accounting Firm controlled by Marty Weigel, $16,009 and $nil, respectively, related to payments made on our behalf to maintain our regulatory filings with the State of Nevada, and pay for operating expenses. In May 2015, we paid Ingenium Accounting Associates $1,635 to settle previously outstanding obligations.

As of December 31, 2016 and 2015, we owed Mr. Kersey $23,632 and $6,496, respectively, for administrative and travel expenses paid on our behalf. Mr. Kersey has agreed to defer repayment of these expenses until the Company’s cash resources significantly increase.

In November 2015, we acquired the QR claims and mining equipment with a total estimated fair value of $771,429 via the issuance of 6,000,000 shares of restricted and unregistered shares of common stock from Signal Mining and Exploration LLC, an entity controlled by Mr. William Jerome. Subsequent to the closing of the acquisition transaction, Mr. Jerome was elected to our Board of Directors.

NOTE 10.                      SUBSEQUENT EVENTS

In February 2017, the Company sold mining equipment for a gross sales price of $50,000.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures (Item 307)

The Company's management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2016, the date of the Company's most recently completed fiscal year end. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective, as of December 31, 2016, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Management's Annual Report on Internal Control over Financial Reporting (Item 308)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive, principal operating and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company's internal control over financial reporting is based on a framework that includes policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company's management, including the Company's Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. In making this assessment, management used the framework in "Internal Control - Integrated Framework" promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the "COSO" criteria. Based on the assessment performed, management believes that as of December 31, 2016, the Company's internal control over financial reporting was not effective based upon the COSO criteria.

Lack of Segregation Of Duties

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Directors and Officers

All directors of our Company hold office until the next annual meeting of the stockholders or until their successors are elected and qualified. The officers of our Company are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal. Our directors and executive officers, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Appointed
Mark A. Kersey	Chairman, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director	60	May 5, 2015
William E. Jerome	Director	83	December 29, 2015
Howard J. Dean	Director	72	December 29, 2015

Business Experience

The following is a brief account of the business experience of our directors and executive officers.

Mark A. Kersey. Prior to his time with the Company, Mr. Kersey served as Director, CEO and President of United Resource Holdings Group, Inc., a gold and silver mining exploration and milling company located in Nevada, from December of 2006 through December of 2014. Mr. Kersey began in the business sector in 1982 and has more than thirty-five (35) years of experience as a business and financial professional. His prior experience includes: (i) Real Estate specialist with Merrill Lynch; (ii) Vice President and Trust Officer with Texas Commerce Bank, N.A ; (iii) Senior Executive with George S. May International Company; (iv) Director of Management Services with Smith-Laurin Group; (v) Director, President and Chief Executive Officer with Noble Technologies Corp.; (vi) (2006-2014) United Resource Holdings Group, Inc. as Director, CEO and President; and currently (vii) (2015-current) High Desert Holding Corp. as Director, CEO and President. Mr. Kersey holds a B.S.B.A. in Finance from the University of Arkansas, Fayetteville.

Mr. Kersey's experience in corporate compliance, mining construction, mining permitting and overall business involvement has given him the experience to provide a wide array of skills necessary in the public company sector. His experience with accountants, auditors, mining regulators are expected to add value to furtherance of the Company as a whole. The Company believes the contacts obtained; along with the hands on experience in heading up several mining corporations, will be of significant benefit.

William E. Jerome. Prior to his time with the Company, Mr. Jerome founded and currently is serving as President of Signal Mining & Exploration Co. LLC, a mining exploration and drilling firm. After graduation from High School and some college courses in business law and radio electronic classes, Mr. Jerome began his mining career in 1974 and has experience as a R/D in magnetic geology, in Nevada and Australia, and as an exploration miner and mine owner. His prior experience includes: (i) Subcontracting work with major mines; (ii) Mr. Jerome has over thirty-five years of experience in gold mining; and (iii) as a business owner multiple times. Mr. Jerome served as a communications operator in the Army reserves through the early 1960's.

Mr. Jerome's over 40 years' experience in mining, electronics, geology, business law, finance and overall business involvement has given him the experience to provide a wide array of skills necessary to server within a public company. The Company believes the contacts made and the experience received from directing successful mining and exploration companies will provide valuable wisdom and experience as a Director.

Howard J. Dean. Prior to his time with the Company, Mr. Dean founded and serves as President of HD Funding Solutions, a Financial and Business Consulting Firm through the present. Prior to founding HD Funding Solutions, in 2010, Mr. Dean founded Collin County Business 2 Business, and remains president through the present. Collin County Business 2 Business provides management consulting services to small to mid-size privately held companies. From 2006 through 2010, Mr. Dean served as Vice President Sales & Marketing/Partner of TS Printing Company. Mr. Dean began his career in 1970 and has more than forty years (40) as a senior executive and sales & marketing professional. His prior experience includes: (i) Business Forms Printing with Johnston Business Forms; (ii) Vice President Sales & Marketing with Raytheon Data Systems; and (iii) Director of Sales, Recruiting & Training with Smith-Laurin Group. Mr. Dean holds a B.S.B.A. in Marketing from Youngstown State University.

Mr. Dean's experience in sales, marketing, consulting and finance and overall business involvement has given him the experience to provide a wide array of skills necessary in the public company sector. The Company believes the contacts and the experience directing successful sales and marketing will be a significant benefit.

Audit Committee Financial Expert

The Board of Directors has not established an audit committee and does not have an audit committee financial expert. The Board is seeking additional Board members whom it hopes will qualify as such an expert.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company is not aware of any reporting person that failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company has only three directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Family Relationships

There are no familial relationships among any of our executive officers and directors.

Involvement in Certain Legal Proceedings

No director, person nominated to become a director, executive officer, promoter, or control person of our company has, during the last ten years: (i) been convicted in or is currently subject to a pending a criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) had any bankruptcy petition been filed by or against any business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

Changes to Procedures for Recommendations of Director Nominees

During the fiscal year ended December 31, 2016, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 11.	Executive Compensation

The Company's sole officer, Mr. Kersey, does not have a salary for his service in this capacity. Upon his appointment, as sole officer and a Director in May 2015, he was awarded 10,000,000 founders' shares. Mr. Kersey will not receive a salary until we expand our operations and generate the necessary cash flow from either operations or other adequate funding sources.

The following table presents our executive compensation for the years ended December 31, 2016 and 2015:

Name and Principal Position	Year		Salary ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation	Total ($)

Mark Kersey	2016	(1)	–	3,214	–	–	15,000	18,214
Chief Executive Officer	2015	(2)	–	10,000	–	–	–	10,000

_________________________

(1)	Mr. Kersey's compensation through the period ended December 31, 2016 consisted of 25,000 shares of unregistered and restricted common stock for Director compensation for the quarter ended March 31, 2016. The Other Compensation represented total accrued, and unpaid, Director compensation of $15,000 ($5,000 per quarter for each period ended June 30, 2016; September 30, 2016; and December 31, 2016). Mr. Kersey is entitled to receive Director compensation of 25,000 shares of unregistered and restricted share of common stock or $5,000 in cash, at the discretion of the Board.
(2)	Mr. Kersey's compensation for 2015 represents 10,000,000 founders' share awarded upon his appointment as Chief Executive and Chief Financial Officer and Director in May 2015.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

The Company does not have a standing compensation committee or a committee performing similar functions.

Directors' Compensation

In January 2016, each member of our Board of Directors received 25,000 fully vested, restricted and unregistered shares of common stock for their service for the quarter ended March 31, 2016. The Board has implemented a policy to receive either $5,000 per quarter of Service or 25,000 shares of unregistered and restricted common stock, at the Board's discretion.

The following table presents our Directors' compensation for the period ended December 31, 2016:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)		Option Awards ($) (1)
William E. Jerome	15,000	3,214	(1)
Howard J. Dean	15,000	3,214	(1)

NOTE:  The Company did not compensate its Board of Directors for the year ended December 31, 2015. See the Executive Compensation table for Mr. Kersey's compensation as a Director.

(1)	Represents the issuance of 25,000 shares of unregistered and restricted common stock for Board services for the period ended March 31, 2016.

We also reimburse our Directors for their cost of travel and other out-of-pocket costs incurred to attend Board meetings or other activities on behalf of the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2016, which we refer to as the "Record Date," information with respect to the securities holdings of all persons that we, pursuant to filings with the Securities and Exchange Commission and our stock transfer records, have reason to believe may be deemed the beneficial owner of more than five percent (5%) of our common stock. The following table also sets forth, as of such date, the beneficial ownership of our common stock by all of our current named executive officers and directors, both individually and as a group.

The beneficial owners and amount of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Exchange Act, which generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including options or warrants that are currently exercisable or exercisable within sixty (60) days of the Record Date. Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to all shares beneficially owned by that person or entity, subject to the matters set forth in the footnotes to the table below. Unless otherwise noted below, the address for each of the stockholders in the table below is c/o High Desert Holding Corp.

	Shares Beneficially Owned (1)	Percentage Ownership
Name and Address of Affiliate
Marty Weigel (2) 865 Tahoe Boulevard, Suite 302 Incline Village, NV 89451	10,000,000	26.34%
Patrick Ogle (6) 865 Tahoe Boulevard, Suite 302 Incline Village, NV 89451	10,000,000	26.34%
Mark Kersey (3) 865 Tahoe Boulevard, Suite 302 Incline Village, NV 89451	9,173,056	24.15%
William Jerome 865 Tahoe Boulevard, Suite 302 Incline Village, NV 89451	6,025,000	15.86%
Howard Dean 865 Tahoe Boulevard, Suite 302 Incline Village, NV 89451	125,000	0.33%

Officers, Directors, and Affiliates	35,000,000	92.19%

_____________________________

(1)	Based on aggregate shares outstanding at April 10, 2017 of 37,990,000
(2)	Mr. Weigel served as our Founder, and Sole Officer and Director from inception in August 2013 until his resignation on May 5, 2015.
(3)	Mr. Kersey was appointed Principal Executive and Financial Officer and Director on May 5, 2015
(4)	Mr. Jerome was elected to serve as a Director on December 29, 2015.
(5)	Mr. Dean was elected to serve as a Director on December 29, 2015.
(6)	Mr. Ogle serves as counsel for the Company beginning in May 2015.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Board of Directors

Our Bylaws provide that the Board of Directors shall consist of one or more members, but not more than nine, with the exact number to be fixed by our shareholders or our Board of Directors. Each director serves for a term that expires at the next regular meeting of the shareholders or until his successor is elected and qualified. We currently have three directors; Mark A. Kersey our Principal Executive and Financial Officer; Mr. Howard Dean; and Mr. William Jerome. Our Directors were chosen to serve on the Board based upon the specific experiences and qualification discussed in the respective professional biography set forth above.

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. We do not have an audit committee "financial expert." Our entire Board of Directors acts as our audit committee and handles matters related to compensation and nominations of directors.

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our Directors. Thus, there is a potential conflict of interest in that our Directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or directors.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our Board comprised of a majority of "independent directors." In accordance with Item 407(a) of Regulation S-K of the Securities Act of 1933 and the Securities Exchange Act of 1934, the Board has adopted the definition of "independent director" and "independence standards" for audit, compensation and nominating committees set forth in the NYSE MKT LLC (formerly known as the American Stock Exchange or AMEX) Company Guide. In applying this definition, the Board has determined that none of our directors currently meet the definition of "independent" as within the meaning of such rules, even though such definitions do not currently apply to us because we are not listed with NYSE MKT LLC.

Stockholder Communications with the Board

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our Board of Directors. Nevertheless, every effort has been made to ensure that the views of stockholders are heard by the Board of Directors or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner. We believe that we are responsive to stockholder communications, and therefore have not considered it necessary to adopt a formal process for stockholder communications with our Board. Our Board continually monitors the appropriateness of adopting additional processes.

Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company's Code of Ethics is filed herewith as Exhibit 14.1.

Related Transactions

Mark A. Kersey, Martin F. Weigel, and Patrick E. Ogle are the sole founding shareholders of the Company and meet the definition of the term "promoter" as defined in Rule 405 under the Securities Act of 1933, as amended, and Item 404(c).

In August 2013 our founder, former officer and director, and significant shareholder, Marty Weigel, loaned us $9,000 to fund the start-up of our initial operations. Mr. Weigel has agreed to not accrue interest on the loan and has informally agreed to defer re-payment of the loan until such time as we have acquired a more stable source of funding. While Mr. Weigel has agreed to not demand payment until adequate funding is received, he does not have any formal obligation to do so.

As of December 31, 2016, and through the date of this report, Ingenium paid operating expenses on behalf of the Company totaling $16,009, which was fully settled during the first quarter of 2017.

As of December 31, 2016, we owed Mr. Kersey $23,632 for administrative and travel expenses paid on our behalf. In the first quarter of 2017, we repaid Mr. Kersey $15,000 of the previously outstanding obligations. Mr. Kersey has agreed to defer repayment of these expenses until the Company's cash resources significantly increase. While Mr. Kersey has agreed to not demand payment until adequate funding is received, he does not have any formal obligation to do so. We have not entered into any formal agreement with Mr. Kersey to pay the remaining obligation. Mr. Kersey has not made any demand for repayment as of the date of this report.

In November 2015, we acquired the QR Property, consisting of fifty (50) unpatented mining claims and mining equipment with a total estimated fair value of $771,429 via the issuance of 6,000,000 shares of restricted and unregistered shares of common stock from Signal Mining and Exploration LLC, an entity controlled by Mr. William Jerome. Subsequent to the closing of the acquisition transaction, Mr. Jerome was elected to our Board of Directors.

Item 14.	Principal Accounting Fees and Services

Michael Gillespie & Associates, PLLC has been the independent registered public accounting firm for the Company since its inception. Fees billed to the Company for the fiscal years ending December 31, 2016 and 2015 are set forth below:

	Fiscal year ending December 31, 2016	Fiscal year ending December 31, 2015
Audit Fees	$6,000	$3,500
Audit-Related Fees
Tax Fees
All Other Fees

As of March 31, 2017, the Company did not have a formal, documented pre-approval policy for the fees of the principal accountant. It is in the process of adopting such a policy. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

We have filed the following documents as part of this Form 10-K:

1.        Financial Statements:

2.        Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included.

3.        Exhibits

Number	Description
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
5.1	Opinion of Legal Counsel with Respect to Legality of Securities (3)
10.1	Form of Stock Purchase Agreement (4)
10.2	Lease Agreement (5)
14.1	Code of Ethics*
23.1	Consent of Independent Registered Public Accounting Firm (6)
23.2	Consent of Legal Counsel (included with Exhibit 5.1)
24.1	Directors' Power of Attorney*
31.1	Certification of Mark A. Kersey, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Mark A. Kersey, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Mark A. Kersey, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification of Mark A. Kersey, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
99.1	Kibby Flats Claims Information (7)
99.2	QR Claims Information (8)
99.3	QR Claims Drilling and Sampling Averages (9)
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

__________________

(1) Previously filed as Exhibit 3.1 to the S-1/A Registration Statement, filed with the Securities and Exchange Commission on November 28, 2016, file no. 333-212527.

(2) Previously filed as Exhibit 3.2 to the S-1/A Registration Statement, filed with the Securities and Exchange Commission on November 28, 2016, file no. 333-212527.

(3) Previously filed as Exhibit 5.1 to the S-1/A Registration Statement, filed with the Securities and Exchange Commission on November 28, 2016, file no. 333-212527.

(4) Previously filed as Exhibit 10.1 to the S-1/A Registration Statement, filed with the Securities and Exchange Commission on December 13, 2016, file no. 333-212527.

(5) Previously filed as Exhibit 10.2 to the S-1/A Registration Statement, filed with the Securities and Exchange Commission on November 28, 2016, file no. 333-212527.

(6) Previously filed as Exhibit 23.1 to the S-1/A Registration Statement, filed with the Securities and Exchange Commission on December 16, 2016, file no. 333-212527.

(7) Previously filed as Exhibit 99.1 to the S-1/A Registration Statement, filed with the Securities and Exchange Commission on November 28, 2016, file no. 333-212527.

(8) Previously filed as Exhibit 99.2 to the S-1/A Registration Statement, filed with the Securities and Exchange Commission on November 28, 2016, file no. 333-212527.

(9) Previously filed as Exhibit 99.3 to the S-1/A Registration Statement, filed with the Securities and Exchange Commission on December 13, 2016, file no. 333-212527.

* Filed herewith.

** XBRL (Extensible Business Reporting Language) information (i) is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, (ii) is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and (iii) otherwise is not subject to liability under these sections.

*** This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

Item 16.	Form 10–K Summary.

The Company has elected not to provide a Form 10-K summary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGH DESERT HOLDING CORP.

Dated: April 13, 2017	By:	/s/ Mark A. Kersey
	Name: Title:	Mark A. Kersey President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director (Principal Executive, Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark A. Kersey as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that said attorney-in-fact and agent their or his substitute may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark A. Kersey Mark A. Kersey	Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)	April 13, 2017

/s/ Mark A. Kersey	Chief Financial Officer	April 13, 2017
Mark A. Kersey	(Principal Financial Officer)

/s/ Mark A. Kersey	Chief Accounting Officer	April 13, 2017
Mark A. Kersey	(Principal Accounting Officer)

/s/ William E. Jerome William E. Jerome	Director	April 13, 2017

/s/ Howard J. Dean Howard J. Dean	Director	April 13, 2017

