Form 10-Q
period 2017-03-31
High Desert Holding Corp.
filed 2017-05-08
CIK 1665421

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended: March 31, 2017

or

[__] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from _____________ to _____________.

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

The number of shares of the issuer's common stock issued and outstanding as of May 9, 2017 was 37,990,000 shares.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

HIGH DESERT HOLDING CORP.

BALANCE SHEETS

	March 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash	$5,540	$536
Prepaid expenses	650	–

Total current assets	6,190	536

Mining equipment, net	203,179	282,857
Mineral properties	697,143	697,143

Total assets	$906,512	$980,536

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$60,000	$67,851
Related party accounts payable	8,594	17,560
Shareholder advances	9,000	9,000

Total current liabilities	77,594	94,411

Commitments and Contingencies	–	–

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 5,000,000 shares authorized and no shares issued and outstanding	$–	$–
Common stock, $.001 par value, 70,000,000 shares authorized and 37,990,000 and 37,965,000 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	37,990	37,965
Additional paid in capital	1,049,652	1,044,677
Accumulated deficit	(258,724)	(196,517)

Total stockholders' equity (deficit)	828,918	886,125

Total liabilities and stockholders' equity (deficit)	$906,512	$980,536

The accompanying notes are an integral part of these financial statements

HIGH DESERT HOLDING CORP.

STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,	March 31,
	2017	2016

Revenue

Net revenue	$–	$–

Expenses
Exploration and development	1,954	45,000
Loss on sale of mining equipment	32,503	–
General and administrative	27,750	15,955

Total operating expenses	62,207	60,955

Loss from operations	(62,207)	(60,955)

Net loss	$(62,207)	$(60,955)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	37,982,500	37,652,500

The accompanying notes are an integral part of these financial statements

HIGH DESERT HOLDING CORP

STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,	March 31,
	2017	2016

Cash Flows from Operating Activities

Net loss	$(62,207)	$(60,955)

Stock compensation	–	54,642
Loss on sale of mining equipment	32,503	–
Adjustments to reconcile net loss to net cash used in operating activities:
Change in prepaid expenses	(650)	–
Change in related party accounts payable	(8,966)	–
Change in accounts payable	(7,851)	4,771

Net cash used in operating activities	(47,171)	(1,542)

Cash Flows from Investing Activities
Proceeds from sale of mining equipment	47,175	–

Net cash provided by investing activities	47,175	–

Cash Flows from Financing Activities
Proceeds from issuance of common stock	5,000	–

Net cash provided by financing activities	5,000	–

Net increase (decrease) in cash and cash equivalents	5,004	(1,542)

Cash and cash equivalents at beginning of the period	536	2,011

Cash and cash equivalents at end of the period	$5,540	$469

Supplementary Disclosures of Cash Flow Information

Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

Non-Cash Investing and Financing Activities

Common stock issued for Mineral Property and Mining Equipment acquisition	$–	$128,571

The accompanying notes are an integral part of these financial statements

HIGH DESERT HOLDING CORP.

Notes to the Financial Statements

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

High Desert Holding Corp. (the “Company”) was organized in the state of Nevada in September 2013. The Company is a precious and non-precious mineral exploration company. The Company is initially focused on identifying both public and privately held land that have historically demonstrated commercially viable resources primarily located in the Western United States, particularly Nevada.

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

The interim condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and financial instruments which mature within three months of the date of purchase. As of March 31, 2017 and 2016, the Company did not have any cash equivalents.

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

Recently Issued Accounting Pronouncements

There are no newly issued accounting pronouncements that the Company expects to have a material impact on its financial position, results of operations, or cash flows.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Since inception, the Company has not identified any proven or probable reserve and correspondingly has not generated any revenue during its exploration stage. This raises substantial doubt about the Company’s ability to continue as a going concern. These financials do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty. The Company needs to raise additional funds to continue as a going concern.

NOTE 4. MINERAL PROPERTY

Kibby Flats

The Company has ten (10) unpatented mining claims commonly referred to as Kibby Flats located in Esmerelda County, Nevada with estimated value of $80,000.

QR Claims

The Company has fifty (50) unpatented mining claims commonly referred to as the “QR Claims 1-50” located in Humboldt County, Nevada with an estimated value of $617,143.

NOTE 5. MINING EQUIPMENT

In February 2017, the Company sold mining equipment with a carrying value of $79,678 for a gross sales price of $50,000. As part of the sale, the Company incurred commissions totaling $2,825 included in the loss on sale of $32,503.

NOTE 6. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 70,000,000 shares of common stock with a par value of $0.001 per share. As of March 31, 2017, the Company had a total of 37,990,000 shares issued and outstanding. The following provides information for the shares of restricted and unregistered shares of common stock that we issued from January 1, 2017 through March 31, 2017.

In January 2016, the Company issued 25,000 shares of common stock at $0.20 per share for cash proceeds totaling $5,000.

NOTE 7. RELATED PARTY TRANSACTIONS

In August 2013 our founder, former officer and director, and significant shareholder, Marty Weigel, loaned us $9,000 to fund the start-up of our initial operations. Mr. Weigel has agreed to not accrue interest on the loan and has informally agreed to defer re-payment of the loan until such time as we have acquired a more stable source of funding.

During the period ended March 31, 2017, we paid Ingenium Accounting Associates, an accounting Firm controlled by Marty Weigel, $16,009 to settle the total balance owed as of December 31, 2016 related to payments made on our behalf to maintain our regulatory filings with the State of Nevada, and pay for operating expenses.

As of March 31, 2017, we owed Mr. Kersey, our Chief Executive and Financial Officer, $8,594 for administrative and travel expenses paid on our behalf. During the period ended March 31, 2017, we repaid Mr. Kersey $20,500 related to expenses paid by him on our behalf, of which were incurred since his appointment. Mr. Kersey has agreed to defer repayment of the currently outstanding obligations until the Company’s cash resources significantly increase.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, Unaudited Financial Statements, and Notes to Unaudited Financial Statements contain forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations, and financial conditions. All forward-looking statements are based on management's existing beliefs about present and future events outside of management's control and on assumptions that may prove to be incorrect. If any underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected, or intended. We undertake no obligation to publicly update or revise any forward-looking statements to reflect actual results, changes in expectations or events or circumstances after the date this Quarterly Report on Form 10-Q is filed.

When this report uses the words "we," "us," "our," or "HDHC" and the "Company," they refer to High Desert Holding Corp.

Overview

Since our inception in 2013, we have been engaged in the identification, potential acquisition, and on-going exploration of precious and non-precious mineral properties located in the Western United States with an initial emphasis in Nevada. Until May 2015, we did not have patented or unpatented mineral claims and our activities only consisted of initial discussions and due diligence sample testing.

We currently hold ten (10) unpatented mining claims located in Esmeralda County, Nevada, commonly known as "Kibby Flats Property". We also hold fifty (50) unpatented mining claims commonly referred to as the "QR Property" located in Humboldt County, Nevada.

Funding permitted, we expect to devote the majority of our efforts permitting and exploring the QR Property. Since the end of the fiscal year ended December 31, 2016 and through the date of this report, we were unable to commence material field activities due to heavy snowfall and our lack of financial resources.

Results of Operations

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Operating Expenses

For the three months ended March 31, 2017 our exploration and development costs decreased to approximately $2,000, from $45,000 in the comparable period of 2016. The decrease relates to weather and financial restraints preventing us from commencing material exploration activities. The majority of the $45,000 incurred for the three months ended March 31, 2016 was related to the engagement of a consultant in exchange for equity. As our funding permits, we expect to incur increasing exploration costs for at least the next twelve months.

During the period ended March 31, 2017, our general and administrative costs increased approximately $12,000 to $27,750 from the prior comparable period of 2016. General and administrative expense primarily consists of director fees totaling $15,000 and professional fees associated with regulatory compliance.

During the period ended March 31, 2017, we sold a piece of mining equipment that we believe was not critical to our planned exploration activities. The sale provided net cash proceeds of approximately $47,000 and we recognized a loss on the sale of approximately $33,000. We do not have current plans to sell other mining equipment, however, management periodically reviews our exploration equipment needs.

Liquidity and Capital Resources

As of March 31, 2017, the Company had a working capital deficit of $71,404. Current liabilities as of that date consisted of $77,594. Nearly all current obligations due, inclusive of approximately $45,000 of director fees, are held by related parties that informally agreed to defer payment until the Company’s financial resources improve (however, they are under no formal obligation to continue to do so).

During the quarter ended March 31, 2017 our cash used in operations primarily consisted of paying down previously incurred obligations totaling approximately $17,000 and continuing to incur operating expenses included in our net loss of approximately $62,000.

During the three months ended March 31, 2017 we sold mining equipment and received net proceeds of approximately $47,000. We used these proceeds to fund the paydown of our operating obligations as discussed above. Our future investing activities will be dependent upon our ability to execute our operating plans.

During the three months ended March 31, 2017, we received $5,000 from the sale of our 25,000 shares of unrestricted common stock.

Our current available capital reserves are not sufficient for the Company to remain operational. We require additional equity and / or debt financing to implement our exploration and other business plans.

Our auditors have issued a "going concern" opinion on our financial statements for the year ended December 31, 2016, meaning that there is substantial doubt we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have completed one or more financings and implemented our plan of operations. Our only source for cash at this time is investments by others and short-term cash advances from our sole officer and other affiliates, who have no obligations to do so.

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

Critical Accounting Policies

Our Unaudited Financial Statements and Notes to Unaudited Financial Statements have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended December 31, 2016 and in Note 2 to the Unaudited Financial Statements in this Form 10-Q.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" (as defined by Item 10 of Regulation S-K), the Company is not required to provide the information required by this item.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures (Item 307)

The Company's management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2017, the date of the Company's most recently completed fiscal quarter end. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective, as of March 31, 2017, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms due to limited segregation of duties, lack of independent directors, and no written internal control procedure manual. The Company plans to address the weaknesses in controls as soon as the Company determines that the financial situation allows the Company to expend its currently limited resources to mitigate the weaknesses in controls.

Changes in Internal Control over Financial Reporting. (Item 308)

There were no material changes in our internal control over financial reporting during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

As a "smaller reporting company" (as defined by Item 10 of Regulation S-K), the Company is not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

There were no mining operations during the three-month period ended March 31, 2017.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed with this Quarterly Report on Form 10-Q.

Number	Description
31.1	Certification of Mark A. Kersey, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Mark A. Kersey, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Mark A. Kersey, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Mark A. Kersey, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

__________________

* This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

** XBRL (Extensible Business Reporting Language) information (i) is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, (ii) is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and (iii) otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGH DESERT HOLDING CORP.

Dated: May 5, 2017	By:	/s/ Mark A. Kersey
	Name:	Mark A. Kersey
	Title:	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director (Principal Executive, Financial and Accounting Officer)

