Form 10-Q
period 2017-06-30
High Desert Holding Corp.
filed 2017-08-14
CIK 1665421

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended: June 30, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the issuer's common stock issued and outstanding as of August 9, 2017 was 37,990,000 shares.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

HIGH DESERT HOLDING CORP.

BALANCE SHEETS

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS

Current Assets
Cash	$777	$536
Other receivable	9,300	–

Total current assets	10,077	536

Mining equipment, net	203,179	282,857
Mineral properties	697,143	697,143

Total assets	$910,399	$980,536

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$86,945	$67,851
Related party accounts payable	2,600	17,560
Shareholder advances	9,000	9,000

Total current liabilities	98,545	94,411

Commitments and Contingencies	–	–

Stockholders' Equity
Preferred stock, $.001 par value, 5,000,000 shares authorized and no shares issued and outstanding	$–	$–
Common stock, $.001 par value, 70,000,000 shares authorized and 37,990,000 and 37,965,000 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	37,990	37,965
Additional paid in capital	1,049,652	1,044,677
Accumulated deficit	(275,788)	(196,517)

Total stockholders' equity	811,854	886,125

Total liabilities and stockholders' equity	$910,399	$980,536

The accompanying notes are an integral part of these financial statements

HIGH DESERT HOLDING CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Revenue

Net revenue	$–	$–	$–	$–

Expenses
Exploration and development	(7,600)	–	(5,646)	45,000
Loss on sale of equipment	–	–	32,503	–
General and administrative	24,664	20,864	52,414	36,819

Total operating expenses	17,064	20,864	79,271	81,819

Loss from operations	(17,064)	(20,864)	(79,271)	(81,819)

Net loss	$(17,064)	$(20,864)	$(79,271)	$(81,819)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	37,990,000	37,965,000	37,986,291	37,808,750

The accompanying notes are an integral part of these financial statements

HIGH DESERT HOLDING CORP

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2017	2016

Cash Flows from Operating Activities

Net loss	$(79,271)	$(81,819)

Stock compensation	–	54,642
Loss on sale of mining equipment	32,503	–

Adjustments to reconcile net loss to net cash
used in operating activities:

Change in other receivable	(9,300)	–
Change in related party accounts payable	(14,960)	–
Change in accounts payable	19,094	22,419

Net cash used in operating activities	(51,934)	(4,758)

Cash Flows from Investing Activities
Proceeds from sale of mining equipment	47,175	–

Net provided by investing activities	47,175	–

Cash Flows from Financing Activities
Proceeds from issuance of related party notes payable	–	–
Proceeds from related party advances	–	3,000
Proceeds from issuance of common stock	5,000	–

Net cash provided by financing activities	5,000	3,000

Net increase in cash and cash equivalents	241	(1,758)

Cash and cash equivalents at beginning of the period	536	2,011

Cash and cash equivalents at end of the period	$777	$253

Supplementary Disclosures of Cash Flow Information

Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

Non-Cash Investing and Financing Activities

Common stock issued for Mineral Property and Mining Equipment acquisition	$–	$128,571

The accompanying notes are an integral part of these financial statements

HIGH DESERT HOLDING CORP.

Notes to the Financial Statements

(Unaudited)

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

The interim condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and financial instruments which mature within three months of the date of purchase. As of June 30, 2017 and 2016, the Company did not have any cash equivalents.

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

NOTE 6. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 70,000,000 shares of common stock with a par value of $0.001 per share. As of June 30, 2017, the Company had a total of 37,990,000 shares issued and outstanding. The following provides information for the shares of restricted and unregistered shares of common stock that we issued from January 1, 2017 through June 30, 2017.

In January 2017, the Company issued 25,000 shares of common stock at $0.20 per share for cash proceeds totaling $5,000.

NOTE 7. RELATED PARTY TRANSACTIONS

In August 2013 our founder, former officer and director, and significant shareholder, Marty Weigel, loaned us $9,000 to fund the start-up of our initial operations. Mr. Weigel has agreed to not accrue interest on the loan and has informally agreed to defer re-payment of the loan until such time as we have acquired a more stable source of funding.

During the period ended June 30, 2017, we paid Ingenium Accounting Associates, an accounting Firm controlled by Marty Weigel, $16,009 to settle the total balance owed as of December 31, 2016 related to payments made on our behalf to maintain our regulatory filings with the State of Nevada, and pay for operating expenses.

As of June 30, 2017, we owed Mr. Kersey, our Chief Executive and Financial Officer, $11,945 for administrative and travel expenses paid on our behalf. During the period ended June 30, 2017, we repaid Mr. Kersey $20,500 related to expenses paid by him on our behalf, of which were incurred since his appointment. Mr. Kersey has agreed to defer repayment of the currently outstanding obligations until the Company’s cash resources significantly increase.

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

The Issuer has been working with a sponsoring market maker, Alpine Securities headquartered in Salt Lake City, UT, which has submitted a Form 211 concerning the Issuer's common stock to the OTC Compliance Unit of the Financial Industry Regulatory Authority (FINRA). The first round of comments from FINRA has been received by Alpine Securities, and the Issuer is awaiting additional comments or approval of the Form 211, which will facilitate the issuance of a ticker symbol and public trading of the Issuer's common stock on the U.S. Over-The-Counter (OTC) securities market.

On March 8, 2017, BLM issued a decision declaring mining claims NMC1027694-NMC1027703, NMC1036623-NMC1036632, NMC1090058-NMC1090077, and NMC1093409-NMC1093418 (collectively, the "QR Claims") abandoned and void as of December 30, 2016, for failure to file an affidavit of assessment work. On March 29, 2017, the Company filed a notice of appeal, request for stay, and statement of reasons, appealing BLM's decision. Subsequently, legal counsel for BLM reviewed the case file and, on April 3, 2017, filed a motion to vacate and remand this matter with the United States Department of the Interior, Office of Hearings and Appeals, Interior Board of Land Appeals (the "Appeals Board"). That motion contained BLM's request that the Appeals Board vacate its March 8, 2017 decision declaring the mining claims void for failure to file an affidavit of assessment work because BLM subsequently determined that was an incorrect statement of the basis to void the claims. The Company received a ruling from the Appeals Board granting BLM's motion to vacate on May 16, 2017.

Despite vacating the prior voiding of the QR Claims, BLM issued a new decision on May 16, 2017 that was dated retroactively to March 8, 2017 and again declared that the QR Claims were void. However, in this decision, BLM changed its argument to failure to pay maintenance fees for the 2016 assessment year. Again, there was an appeal proceeding available concerning BLM's new decision. However, after reviewing all reasonable options, the Company decided to forego an appeal and protect the QR Claims by filing a mining notice of location on all fifty (50) QR Claims. Incidentally, and despite BLM's purported basis for voiding the QR Claims, the Company had timely paid maintenance fees in the amount of $9,300 in August of 2016, which were ultimately refunded by BLM to the Company in July 2017 after the time passed for the Company to appeal the May 16, 2017 decision. To the best knowledge of the Company, there are no outstanding legal matters concerning the QR Claims, and the QR Claims have been protected without interruption of claim status or lease ownership by the Company.

Results of Operations

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Operating Expenses

For the three and six months ended June 30, 2017 our exploration and development costs decreased by approximately $7,500 and $50,000, respectively, from the comparable periods in 2016. The decrease relates to financial restraints preventing us from commencing material exploration activities, and refund of our previously paid claim fees to the BLM totaling $9,300. As our funding permits, we expect to incur increasing exploration costs for at least the next twelve months.

During the three and six month periods ended June 30, 2017, our general and administrative costs remained relatively flat compared to the prior year as a result of our financial restraints causing our overall operating activities to be limited. The slight increase in each period ended June 30, 2017 relate to increased compliance costs.

During the six months ended June 30, 2017, we sold a piece of mining equipment that we believe was not critical to our planned exploration activities. The sale provided net cash proceeds of approximately $47,000 and we recognized a loss on the sale of approximately $33,000. We did not sell any equipment during the three months ended June 30, 2017, and do not have current plans to sell other mining equipment, however, management periodically reviews our exploration equipment needs.

Liquidity and Capital Resources

As of June 30, 2017, the Company had a working capital deficit of approximately $89,000. Current liabilities as of June 30, 2017 approximated $99,000. Nearly all current obligations due, inclusive of approximately $75,000 of director fees, are held by related parties that informally agreed to defer payment until the Company’s financial resources improve (however, they are under no formal obligation to continue to do so).

During the quarter ended June 30, 2017 our cash used in operations primarily consisted of paying down previously incurred obligations totaling approximately $15,000 and continuing to incur operating expenses included in our net loss of approximately.

During the six months ended June 30, 2017 we sold mining equipment and received net proceeds of approximately $47,000. We used these proceeds to fund the paydown of our operating obligations as discussed above. Our future investing activities will be dependent upon our ability to execute our operating plans.

During the six months ended June 30, 2017, we received $5,000 from the sale of our 25,000 shares of unrestricted common stock.

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

Disclosure Controls and Procedures (Item 307)

The Company's management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2017, the date of the Company's most recently completed fiscal quarter end. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective, as of June 30, 2017, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms due to limited segregation of duties, lack of independent directors, and no written internal control procedure manual. The Company plans to address the weaknesses in controls as soon as the Company determines that the financial situation allows the Company to expend its currently limited resources to mitigate the weaknesses in controls.

Changes in Internal Control over Financial Reporting. (Item 308)

There were no material changes in our internal control over financial reporting during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

On March 8, 2017, BLM issued a decision declaring mining claims NMC1027694-NMC1027703, NMC1036623-NMC1036632, NMC1090058-NMC1090077, and NMC1093409-NMC1093418 (collectively, the "QR Claims") abandoned and void as of December 30, 2016, for failure to file an affidavit of assessment work. On March 29, 2017, the Company filed a notice of appeal, request for stay, and statement of reasons, appealing BLM's decision. Subsequently, legal counsel for BLM reviewed the case file and, on April 3, 2017, filed a motion to vacate and remand this matter with the United States Department of the Interior, Office of Hearings and Appeals, Interior Board of Land Appeals (the "Appeals Board"). That motion contained BLM's request that the Appeals Board vacate its March 8, 2017 decision declaring the mining claims void for failure to file an affidavit of assessment work because BLM subsequently determined that was an incorrect statement of the basis to void the claims. The Company received a ruling from the Appeals Board granting BLM's motion to vacate on May 16, 2017.

Despite vacating the prior voiding of the QR Claims, BLM issued a new decision on May 16, 2017 that was dated retroactively to March 8, 2017 and again declared that the QR Claims were void. However, in this decision, BLM changed its argument to failure to pay maintenance fees for the 2016 assessment year. Again, there was an appeal proceeding available concerning BLM's new decision. However, after reviewing all reasonable options, the Company decided to forego an appeal and protect the QR Claims by filing a mining notice of location on all fifty (50) QR Claims. Incidentally, and despite BLM's purported basis for voiding the QR Claims, the Company had timely paid maintenance fees in the amount of $9,300 in August of 2016, which were ultimately refunded by BLM to the Company in July 2017 after the time passed for the Company to appeal the May 16, 2017 decision. To the best knowledge of the Company, there are no outstanding legal matters concerning the QR Claims, and the QR Claims have been protected without interruption of claim status or lease ownership by the Company.

Item 1A.	Risk Factors.

As a "smaller reporting company" (as defined by Item 10 of Regulation S-K), the Company is not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

There were no mining operations during the three-month period ended June 30, 2017.

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

HIGH DESERT HOLDING CORP.

Dated: August 14, 2017	By:	/s/ Mark A. Kersey
	Name:	Mark A. Kersey
	Title:	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director (Principal Executive, Financial and Accounting Officer)

