Form 10-Q
period 2017-09-30
High Desert Holding Corp.
filed 2017-11-13
CIK 1665421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended: September 30, 2017

or

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

The number of shares of the issuer's common stock issued and outstanding as of November 9, 2017 was 37,990,000 shares.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

HIGH DESERT HOLDING CORP.

BALANCE SHEETS

(Unaudited)

ASSETS
	September 30, 2017	December 31, 2016
Current Assets
Cash	$148	$536
Other receivable	–	–

Total current assets	148	536

Mining equipment, net	203,179	282,857
Mineral properties	697,143	697,143

Total assets	$900,470	$980,536

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$102,214	$67,851
Related party accounts payable	3,300	17,560
Shareholder advances	9,000	9,000

Total current liabilities	114,514	94,411

Commitments and Contingencies	–	–

Stockholders' Equity
Preferred stock, $.001 par value, 5,000,000 shares authorized and no shares issued and outstanding	$–	$–
Common stock, $.001 par value, 70,000,000 shares authorized and 37,990,000 and 37,965,000 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	37,990	37,965
Additional paid in capital	1,049,652	1,044,677
Accumulated deficit	(301,686)	(196,517)

Total stockholders' equity	785,956	886,125

Total liabilities and stockholders' equity	$900,470	$980,536

The accompanying notes are an integral part of these financial statements

HIGH DESERT HOLDING CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Revenue

Net revenue	$–	$–	$–	$–

Expenses
Exploration and development	3,300	9,300	(2,346)	54,300
Loss on sale of equipment	–	–	32,503
General and administrative	22,598	22,330	75,012	59,148

Total operating expenses	25,898	31,630	105,169	113,448

Loss from operations	(25,898)	(31,630)	(105,169)	(113,448)

Net loss	$(25,898)	$(31,630)	$(105,169)	$(113,448)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	37,990,000	37,965,000	37,987,537	37,861,978

The accompanying notes are an integral part of these financial statements

HIGH DESERT HOLDING CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2017	2016
Cash Flows from Operating Activities

Net loss	$(105,169)	$(113,448)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	–	54,642
Loss on sale of mining equipment	32,503
Change in related party accounts payable	(14,260)
Change in accounts payable	34,363	43,007

Net cash used in operating activities	(52,563)	(15,799)

Cash Flows from Investing Activities
Proceeds from sale of mining equipment	47,175	–

Net cash provided by investing activities	47,175	–

Cash Flows from Financing Activities
Proceeds from issuance of related party notes payable	–	13,851
Proceeds from issuance of common stock	5,000	–

Net cash provided by financing activities	5,000	13,851

Net increase in cash and cash equivalents	(388)	(1,948)

Cash and cash equivalents at beginning of the period	536	2,011

Cash and cash equivalents at end of the period	$148	$63

Supplementary Disclosures of Cash Flow Information

Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

Non-Cash Investing and Financing Activities

Common stock issued for Mineral Property and Mining Equipment acquisition	$–	$128,571

The accompanying notes are an integral part of these financial statements

HIGH DESERT HOLDING CORP.

Notes to the Unaudited Condensed Financial Statements

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

The Company has mineral properties located in Nevada, but has not yet determined whether these properties contain a viable resource. Future exploration and development of this and any other properties will be dependent upon the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreements to complete the development of the properties and upon the ability to raise additional capital.

The interim condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and financial instruments which mature within three months of the date of purchase. As of September 30, 2017 and December 31, 2016, the Company did not have any cash equivalents.

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

NOTE 6. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 70,000,000 shares of common stock with a par value of $0.001 per share. As of September 30, 2017, the Company had a total of 37,990,000 shares issued and outstanding. The following provides information for the shares of restricted and unregistered shares of common stock that we issued from January 1, 2017 through September 30, 2017.

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

During the period ended September 30, 2017, we paid Ingenium Accounting Associates, an accounting Firm controlled by Marty Weigel, $16,009 to settle the total balance owed as of December 31, 2016 related to payments made on our behalf to maintain our regulatory filings with the State of Nevada, and pay for operating expenses.

As of September 30, 2017, we owed Mr. Kersey, our Chief Executive and Financial Officer, $13,914 for administrative and travel expenses paid on our behalf. During the period ended September 30, 2017, we repaid Mr. Kersey $24,500 related to expenses paid by him on our behalf, of which were incurred since his appointment. Mr. Kersey has agreed to defer repayment of the currently outstanding obligations until the Company’s cash resources significantly increase.

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

Operating Expenses

For the three and nine months ended September 30, 2017 our exploration and development costs decreased by approximately $6,000 and $57,000, respectively, from the comparable periods in 2016. The decrease relates to financial restraints preventing us from commencing material exploration activities, and a refund of our previously paid claim fees to the BLM totaling $9,300. As our funding permits, we expect to incur increasing exploration costs for at least the next twelve months.

During the three and nine month periods ended September 30, 2017, our general and administrative costs remained relatively flat compared to the prior year as a result of our financial restraints causing our overall operating activities to be limited. The slight increase in each period ended September 30, 2017 relate to increased compliance costs.

During the nine months ended September 30, 2017, we sold a piece of mining equipment that we believe was not critical to our planned exploration activities. The sale provided net cash proceeds of approximately $47,000 and we recognized a loss on the sale of approximately $33,000. We did not sell any equipment during the comparable periods ended September 30, 2016, and do not have current plans to sell other mining equipment, however, management periodically reviews our exploration equipment needs.

Liquidity and Capital Resources

As of September 30, 2017, the Company had a working capital deficit of approximately $114,000. Current liabilities as of September 30, 2017 approximated $114,000. Nearly all current obligations due, inclusive of approximately $90,000 of director fees, are held by related parties that informally agreed to defer payment until the Company’s financial resources improve (however, they are under no formal obligation to continue to do so).

During the quarter ended September 30, 2017 our cash used in operations primarily consisted of paying down previously incurred obligations totaling approximately $15,000 and continuing to incur operating expenses included in our net loss.

During the nine months ended September 30, 2017, we sold mining equipment and received net proceeds of approximately $47,000. We used these proceeds to fund the paydown of our operating obligations as discussed above. Our future investing activities will be dependent upon our ability to execute our operating plans.

During the nine months ended September 30, 2017, we received $5,000 from the sale of 25,000 shares of unrestricted common stock.

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

Critical Accounting Policies

Our Unaudited Financial Statements and Notes to Unaudited Financial Statements have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" (as defined by Item 10 of Regulation S-K), the Company is not required to provide the information required by this item.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures (Item 307)

The Company's management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2017, the date of the Company's most recently completed fiscal quarter end. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective, as of September 30, 2017, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms due to limited segregation of duties, lack of independent directors, and no written internal control procedure manual. The Company plans to address the weaknesses in controls as soon as the Company determines that the financial situation allows the Company to expend its currently limited resources to mitigate the weaknesses in controls.

Changes in Internal Control over Financial Reporting. (Item 308)

There were no material changes in our internal control over financial reporting during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no mining operations during the nine month period ended September 30, 2017.

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

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGH DESERT HOLDING CORP.

Dated: November 13, 2017	By:	/s/ Mark A. Kersey
	Name:	Mark A. Kersey
	Title:	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director (Principal Executive, Financial and Accounting Officer)

