Form 10-K
period 2017-12-31
High Desert Holding Corp.
filed 2018-04-17
CIK 1665421

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of June 30, 2017, the last day of the Company’s second fiscal quarter, was approximately $355,750.

The number of shares of the issuer's common stock issued and outstanding as of April 16, 2018 was 37,990,000 shares.

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

ii

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

The Company has based the forward-looking statements relating to the Company's operations on management's current expectations, estimates and projections about the Company and the industry in which it operates. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, the Company's actual results may differ materially from those contemplated by these forward-looking statements. Any differences could result from a variety of factors, including, but not limited to general economic and business conditions, competition, and other factors.

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

Corporate History

High Desert Holding Corp. ("we", "us", "our", or the "Company") was incorporated in the State of Nevada on August 29, 2013. Since inception, we have focused our activities on researching and identifying potential mineral properties, primarily in Nevada, California, Idaho, and Arizona, that may be economically feasible for commercial development. We believe there are many undervalued property opportunities in this region of the United States and we have acquired and seek to acquire or obtain rights to further explore and develop these properties.

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

Our initial efforts are focused on identifying both public and privately held land that have historically demonstrated commercially viable resources.

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

Based on our financial history since inception, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. We are an exploration stage company that has not generated any revenue; specifically, the Company is proceeding with its business plan to identify and acquire exploratory non-precious or precious mineral properties in the Western United States. The Company has taken certain steps in furtherance of this business plan including soliciting geological consultants with significant exploration experience throughout the Western United States and North America. If we cannot obtain sufficient funding, we may have to delay the implementation of our business strategy.

We have limited operating history and face many of the risks and difficulties frequently encountered by exploration stage companies.

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

The leased properties on which we have the right to explore for gold and other minerals may not contain mineral reserves, and we do not know if any deposits of gold or other minerals can be mined at a profit. Whether a gold or other mineral deposit can be mined at a profit depends upon many factors. Some but not all of these factors include: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; operating costs and capital expenditures required to start mining a deposit; the availability and cost of financing; the price of the gold or other minerals, which is highly volatile and cyclical; and government regulations, including regulations relating to prices, taxes, royalties, land use, importing and exporting of minerals, and environmental protection. As of December 31, 2017 we have fully impaired the carrying value of these properties.

We are an exploration stage company and have only recently commenced exploration activities on our claims. We reported net losses for all periods since our inception in 2013 through December 31, 2017 and expect to incur operating losses for the foreseeable future.

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

Mineral exploration (currently our only business), and gold exploration in particular, is a business that by its nature is very speculative. We may not be able to establish mineral reserves on our properties or be able to mine any gold or any other minerals on a profitable basis. Few properties that are explored are ultimately developed into producing mines. Unusual or unexpected geological conditions, fires, flooding, explosions, cave-ins, landslides, and the inability to obtain suitable or adequate machinery, equipment or labor are just some of the many risks involved in mineral exploration programs and the subsequent development of gold deposits.

The mining industry is capital intensive and we may be unable to raise necessary funding.

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

We are a junior exploration company with no mining activities and we may never have any mining activities in the future.

Our primary business is exploring for gold and, to a lesser extent, other minerals. If we discover commercially exploitable gold or other deposits, we will not be able to make any money from mining activities unless the gold or other deposits are actually mined, or we sell our interest. Accordingly, we will need to seek additional capital through debt or equity financing, find some other entity to mine our properties or operate our facilities on our behalf, enter into joint venture or other arrangements with a third party, or sell or lease the property or rights to mine to third parties. Mine development projects typically require a number of years and significant expenditures during the development phase before production is possible. Such projects could experience unexpected problems and delays during development, construction, and mine start up. Mining operations in the United States are subject to many different federal, state and local laws and regulations, including stringent environmental, health and safety laws. If and when we assume operational responsibility for mining on our properties, it is possible that we will be unable to comply with current or future laws and regulations, which can change at any time. It is possible that changes to these laws will be adverse to any potential mining operations. Moreover, compliance with such laws may cause substantial delays and require capital outlays in excess of those anticipated, adversely affecting any potential mining operations. Our future mining operations, if any, may also be subject to liability for pollution or other environmental damage. It is possible that we will choose to not be insured against this risk because of high insurance costs or other reasons.

We have a short operating history, have a history of losses and may never achieve any meaningful revenue.

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

The price of gold and other minerals have fluctuated widely in recent years, and a decline in the price of gold or other minerals could cause a significant decrease in the value of our property, limit our ability to raise money, and render continued exploration and development of our property impracticable. If that happens, then we could lose our rights to our property or be compelled to sell some or all of these rights. Additionally, the future development of our mining properties beyond the exploration stage is heavily dependent upon gold prices remaining sufficiently high to make the development of our property economically viable. As of December 31, 2017 we fully impaired the carrying values of our leased properties.

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

In recent years, the U.S. Congress has considered a number of proposed amendments to the General Mining Law, as well as legislation that would make comprehensive changes to the law. Although no such legislation has been adopted to date, there can be no assurance that such legislation will not be adopted in the future. If adopted, such legislation, if it includes concepts that have been part of previous legislative proposals, could, among other things, (i) adopt the limitation on the number of millsites that a claimant may use, discussed below, (ii) impose time limits on the effectiveness of plans of operation that may not coincide with mine life, (iii) impose more stringent environmental compliance and reclamation requirements on activities on unpatented mining claims and millsites, (iv) establish a mechanism that would allow states, localities and Native American tribes to petition for the withdrawal of identified tracts of federal land from the operation of the General Mining Law, (v) allow for administrative determinations that mining would not be allowed in situations where undue degradation of the federal lands in question could not be prevented, (vi) impose royalties on gold and other mineral production from unpatented mining claims or impose fees on production from patented mining claims, and (vii) impose a fee on the amount of material displaced at a mine. Further, it could have an adverse impact on earnings from our operations, could reduce estimates of any reserves we may establish and could curtail our future exploration and development activity on our unpatented claims.

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

Earthquakes, heavy rains, snowstorms, and floods could result in serious damage to or the destruction of facilities, equipment or means of access to our properties, or may otherwise prevent us from conducting exploration activities on our property. There may be short periods of time when the unpaved portion of the access road is impassible in the event of extreme weather conditions or unusually muddy conditions. During these periods, it may be difficult or impossible for us to access our property, make repairs, or otherwise conduct exploration activities on them.

Risks Related to our Stockholders and Shares of Common Stock

There is currently no trading market for our Common Stock, and liquidity of shares of our Common Stock is limited.

Shares of our Common Stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for the Common Stock. Further, no public trading market is expected to develop until the Company obtains effectiveness of a registration statement under the Securities Act of 1933, as amended (the "Securities Act"). Therefore, outstanding shares of Common Stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission's penny stock regulations which may limit an investor's ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation.

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

Our Management, Board, and affiliates beneficially own and vote approximately 35,000,000 shares of our common stock, representing approximately 92% of the shares outstanding prior to the completion of this offering. Consequently, management has the ability to influence control of the operations of the Company and, acting together, will have the ability to influence or control substantially all matters submitted to stockholders for approval, including:

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

If we are successful in selling all of the 6,500,000 shares contained in this offering to non-affiliates; our management, Board and affiliates would beneficially own and vote approximately 80% of the shares outstanding subsequent to completion.

We have never paid dividends on our Common Stock.

We have never paid dividends on our Common Stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

We have not issued Preferred Stock.

Our Articles of Incorporation authorizes the issuance of up to 5,000,000 shares of Preferred Stock, with designations, rights and preferences determined from time to time by the Board of Directors, in its sole discretion. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company, which is sometimes referred to in corporate parlance as a "poison pill". Although we have no present intention to issue any shares of our authorized Preferred Stock, there can be no assurance that the Company will not do so in the future. However, no Preferred Stock has been issued.

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

The elimination of monetary liability against our directors, officers and employees under our articles of incorporation and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our Company and may discourage lawsuits against our directors, officers and employees.

Our articles of incorporation contain provisions which eliminate the liability of our directors for monetary damages to our Company and stockholders. Our bylaws also require us to indemnify our officers and directors. We may also have contractual indemnification obligations under our agreements with our directors, officers and employees. The foregoing indemnification obligations could result in our Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers and employees that we may be unable to recoup. These provisions and resultant costs may also discourage our Company from bringing a lawsuit against directors, officers and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors, officers and employees even though such actions, if successful, might otherwise benefit our Company and stockholders.

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

The Company owns 100% of the ten ("10") unpatented lode claims making up the Kibby Flats Property. The Company acquired the Kibby Flats Property under a fee simple title arrangement with no royalty or net smelter return obligation from production, if any. The claims property information is included as Exhibit 99.1.

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

However, the Kibby Flats Property is in the exploration phase as no reserves, proven reserves or probable reserves have been computed for these claims. Additionally, we have fully impaired the carrying value of our Kibby Flats property as of December 31, 2017.

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

Location

The claims are located about 25 miles east of Winnemucca at the northwest end of the Jackson Mountains in Humboldt County, Nevada. The closest town with full services is Winnemucca which is Northeast of Reno an estimated 150 miles on Interstate 80 East. The property can be reached by driving west from Winnemucca on Highway 95 for 22 miles to a turn off to the north on State 144. This improved dirt road is taken six miles to where the claims begin.

Land Status and Physiography

The property will be a pit operation and consists of 50 unpatented lode claims (1,000 acres) within the jurisdiction of the Bureau of Land Management.

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

However, the QR Property is in the exploration phase as no reserves, proven reserves or probable reserves have been computed for these claims. As of December 31, 2017 we have fully impaired the carrying value of the QR Property

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

(b)        Holders.

As of April 16, 2018, there were 30 holders of record of our common stock with an aggregate of 37,990,000 shares of common stock issued and outstanding.

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes in this prospectus. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under "Risk Factors," "Forward-Looking Statements," and in other parts of this prospectus.

Overview

We were originally incorporated in the State of Nevada in August 2013. Since our inception, we have been engaged in the identification, potential acquisition, and on-going exploration of precious and non-precious mineral properties located in the Western United States with an initial emphasis in Nevada. Until May 2015, we did not have patented or unpatented mineral claims and our activities only consisted of initial discussions and due diligence sample testing.

In May 2015, we issued 400,000 shares of unregistered and restricted shares of common stock to obtain a total of ten unpatented mining claims located in Esmeralda County, Nevada, commonly known as "Kibby Flats Property", for mineral exploration.

In November 2015, we issued a total of 6,000,000 shares of unregistered and restricted shares of common stock for the acquisition of fifty (50) unpatented mining claims commonly referred to as the "QR Property" located in Humboldt County, Nevada along with certain exploration mining equipment.

We expect to devote the majority of the fiscal year ended 2018 to obtaining the various permits required to commence our exploration activities. Additionally, we will continue to seek acquisitions of additional mineral properties and other mining assets.

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

Market for Gold

In the event that gold is produced from our property, we believe that wholesale purchasers for the gold would be readily available. Readily available wholesale purchasers of gold and other precious metals exist in the United States and throughout the world. Among the largest are Handy & Harman, Engelhard Industries and Johnson Matthey, Ltd. Historically, these markets are liquid and volatile. Wholesale purchase prices for precious metals can be affected by a number of factors, all of which are beyond our control, including but not limited to:

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

Our exploration activities are subject to various levels of federal and state laws and regulations relating to protection of the environment, including requirements for closure and reclamation of mineral exploration properties. Some of the laws and regulations include the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Emergency Planning and Community Right-to-Know Act, the Endangered Species Act, the Federal Land Policy and Management Act, the National Environmental Policy Act, the Resource Conservation and Recovery Act, and related state laws in Nevada. Additionally, much of our property is subject to the federal General Mining Law of 1872, which regulates how mining claims on federal lands are located and maintained.

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

Exploration Costs

During the year ended December 31, 2017, we received a non-recurring refund of some of our previously paid claim fees resulting in net negative exploration costs for of approximately $2,300. Our 2017 exploration activities were hampered by our inability to raise significant capital. For the year ended December 31, 2016 we incurred exploration costs totaling $54,300 related to claim and filing fees to maintain our rights to exploration. Additionally, we engaged a consultant to provide further analysis and exploration plans. As our financing permits, we expect our exploration costs to increase for at least the next twelve months. Additionally, we have written of the carrying value of mining equipment and mineral properties as of December 31, 2017.

General and Administrative Costs

For the twelve months ended December 31, 2017, our general and administrative fees increased from approximately $81,000 during the twelve months ended December 31, 2016, to approximately $97,000. Our general and administrative fees primarily consist of Board fees that we incur at $15,000 per quarter; and legal and accounting fees incurred with meeting our public company compliance requirements. As our funding permits, we expect our general and administrative fees to increase for at least the next twelve months.

We anticipate most of these costs, and corresponding increases, will be incurred for permitting, exploration and environmental remediation, and travel; as well as applicable supporting administrative costs.

Liquidity and Capital Resources

As of December 31, 2017, the Company had a working capital deficit of approximately $135,000. Our current liabilities consist of approximately $32,000 of obligations due to related parties that have informally agreed to defer payment until the Company’s financial resources improve (They are under no formal obligation to continue to do so); and other trade payables, including $105,000 of Board fees that have been similarly deferred.

Further, our operating activities used net cash of approximately $52,000 for the year ended December 31, 2017. Cash used to operate at our net loss of approximately $1,028,000 was off-set by non-recurring and non-cash loss on a sale of mining equipment of approximately $33,000 and a loss on impairment of approximately $900,000 continued deferral of certain of our obligations, resulting in accounts payable increasing approximately $43,000 for the year ended December 31, 2017.

We generated net cash proceeds from the sale of equipment of approximately $47,000 which was used to pay down certain outstanding working capital obligations.

For the year ended December 31, 2017 our financing activities consisted of the sale of 25,000 shares of our common stock for cash proceeds totaling $5,000.

Our current available capital reserves are not sufficient for the Company to remain operational. We require additional equity and / or debt financing to implement our exploration and other business plans.

Our auditors have issued a "going concern" opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have completed the financing from this offering and implemented our plan of operations. Our only source for cash at this time is investments by others in this offering and short-term cash advances from our sole officer and other affiliates, who have no obligations to do so.

We have achieved success in using shares of our restricted and unregistered shares of common stock in making capital asset acquisitions including mining equipment and mineral properties. We expect to continue to issue shares for certain future capital acquisitions and to compensate certain officers, directors, and other consultants, however, there is no guarantee we will be able to do so at terms favorable to our operating plans or at all.

Plan of Operations

In late 2015 we began acquiring mining equipment for the use in the exploration and development of our mineral properties. With this equipment, we expect to able to conduct various exploration activities on our mineral properties subsequent to receiving all federal, state, and local government permits required to do so. We expect to initially focus our efforts on the exploration of the QR Property, correspondingly and unless otherwise noted, the following discussion relates solely to this property and Kibby Flats.

In the second quarter of 2016, we obtained a minor exploration permit with the Bureau of Land Management ("BLM") in order to commence a drilling program on the QR Property in Humboldt County, Nevada. Upon receipt of adequate funding, we will make the required bond payment to the Nevada Division of Environmental Protection ("NDEP") allowing us to begin preliminary drilling, trenching and other ground disturbing activities. If adequate funding is obtained, we expect to post the bond prior to the year ended December 31, 2018 and begin preliminary exploration activities in the summer of 2018, weather and funding permitting.

The drilling equipment owned by the company will be used to drill samples of different areas where our out-sourced mining and geology consultants will determine the areas with the highest potential for the achievement of successful mining. Additionally, trenching may be completed where up to 100 tons of ore can be removed for testing as part of the exploration permit.

In the third quarter of 2018, we plan to begin additional BLM permitting activities through the engagement of a professional environmental consulting firm to provide guidance on environmental impact issues for endangered species and American Indian historical concerns.

During 2018, the mining equipment we acquired will be assessed to determine the actual need for the equipment in the exploration and mining process. Outside contracting work for the mining equipment would be strongly considered that may allow for us to off-set the cost of some of our exploration activities. Additional mining equipment may be acquired which would assist in future mining and exploration.

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

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

High Desert Holding Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of High Desert Holding Corp. as of December 31, 2017 and 2016 and the related statements of operations, changes in stockholder’s equity, cash flows, and the related notes (collectively referred to as “financial statements”) for the periods then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016 and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

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

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2015.

Seattle, Washington

April 16, 2018

HIGH DESERT HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash	$241	$536

Total current assets	241	536

Mining equipment, net	–	282,857
Mineral properties	–	697,143

Total assets	$241	$980,536

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accrued director fees	$105,000	$45,000
Related party accounts payable	22,768	40,411
Shareholder advances	9,000	9,000

Total current liabilities	136,768	94,411

Commitments and Contingencies	–	–

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 5,000,000 shares authorized and no shares issued and outstanding	$–	$–
Common stock, $.001 par value, 70,000,000 shares authorized and 37,990,000 and 37,965,000 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	37,990	37,965
Additional paid in capital	1,049,652	1,044,677
Accumulated deficit	(1,224,169)	(196,517)

Total stockholders' equity (deficit)	(136,527)	886,125

Total liabilities and stockholders' equity (deficit)	$241	$980,536

The accompanying notes are an integral part of these financial statements.

HIGH DESERT HOLDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended

	December 31,	December 31,
	2017	2016

Revenue

Net revenue	$–	$–

Expenses
Exploration	(2,344)	54,300
Loss on sale of equipment	32,503	–
Impairment of mining claims and equipment	900,322
General and administrative	97,171	80,732

Total operating expenses	1,027,652	135,032

Loss from operations	(1,027,652)	(135,032)

Net loss	$(1,027,652)	$(135,032)

Net loss per share - basic and diluted	$(0.03)	$(0.00)

Weighted average shares outstanding	37,988,151	37,887,945

The accompanying notes are an integral part of these financial statements.

HIGH DESERT HOLDING CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Total
	Common Stock		Additional Paid	Accumulated	Stockholders'
	Number	Amount	in Capital	Deficit	Equity (Deficit)

Balance December 31, 2015	36,540,000	$36,540	$862,889	$(61,485)	$837,944

Issuance of common stock for acquisition of Mining Equipment at $0.13 in January 2016	1,000,000	1,000	127,571	–	128,571

Issuance of common stock for Director Fees at $0.13 per share in January 2016	75,000	75	9,567	–	9,642

Issuance of common stock for Consulting Fees at $0.13 per share in January 2016	350,000	350	44,650	–	45,000

Net loss	–	–	–	(135,032)	(135,032)

Balance December 31, 2016	37,965,000	37,965	$1,044,677	$(196,517)	$886,125

Issuance of common stock for cash at $0.05 per share in January 2017	25,000	25	4,975	–	5,000

Net loss	–	–	–	(1,027,652)	(1,027,652)

Balance December 31, 2017	37,990,000	37,990	$1,049,652	$(1,224,169)	$(136,527)

The accompanying notes are an integral part of these financial statements.

HIGH DESERT HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended

	December 31,	December 31,
	2017	2016

Cash Flows from Operating Activities

Net loss	$(1,027,652)	$(135,032)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of equipment	32,503	–
Impairment of mining claims and equipment	900,322	–
Stock compensation	–	54,642
Change in accounts payable	42,357	78,915

Net cash used in operating activities	(52,470)	(1,475)

Cash Flows from Investing Activities
Proceeds from sale of mining equipment	47,175	–

Net cash provided by investing activities	47,175	–

Cash Flows from Financing Activities
Proceeds from issuance of common stock	5,000	–

Net cash provided by financing activities	5,000	–

Net increase in cash and cash equivalents	(295)	(1,475)

Cash and cash equivalents at beginning of the period	536	2,011

Cash and cash equivalents at end of the period	$241	$536

Supplementary Disclosures of Cash Flow Information

Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

Non-Cash Investing and Financing Activities

Common stock issued for Mineral Property and Mining Equipment acquisition	$–	$128,571

The accompanying notes are an integral part of these financial statements.

HIGH DESERT HOLDING CORP.

Notes to the Financial Statements

December 31, 2017 and 2016

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and financial instruments which mature within three months of the date of purchase. As of December 31, 2017 and December 31, 2016 the Company did not have any cash equivalents.

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

Reclassifications

The Company reclassified general corporate obligations paid by related parties, and correspondingly payable to related parties as of December 31, 2016 to conform to the current period presentation in the accompanying balance sheet. The obligations reclassified, totaling $22,851, were incurred within the normal course of business. This reclassification did not have an impact on the Company’s previously presented net results of operations, financial position, or cash flows.

Recently Issued Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04 Intangibles – Goodwill and Other (Topic 350), which simplifies the subsequent measurement of goodwill by eliminating the quantitative test (“Step 2”) for impairment for any reporting unit with a zero or negative carrying amount based on a qualitative assessment (“Step1”). The provisions of ASU 2017-04 are effective for impairment tests beginning after December 15, 2019 and may be early adopted on a prospective basis for impairment tests performed at January 1, 2017. The Company does not expect ASU 2017-04 to have a material impact on its financial position, operational results, or cash flows.

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

NOTE 4.                      MINERAL PROPERTY

Kibby Flats

In May 2015, the Company acquired twelve (12) unpatented mining claims commonly referred to as Kibby Flats located in Esmerelda County, Nevada for 400,000 shares of restricted and unregistered shares of common stock with an estimated value of $80,000. As of December 31, 2017, the Company determined the carrying value of the Kibby Flats claims was not recoverable. As a result, the Company recognized an impairment loss of $80,000.

QR Claims

In November 2015, the Company acquired fifty (50) unpatented mining claims commonly referred to as the “QR Claims 1-50” located in Humboldt County, Nevada for 4,800,000 shares of restricted and unregistered shares of common stock with an estimated value of $617,143. As of December 31, 2017, the Company determined the carrying value of the QR claims was not recoverable. As a result, the Company recognized an impairment loss of $617,143.

NOTE 5.                      MINING EQUIPMENT

As of December 31, 2017, the Company determined the carrying value of its mining equipment was not recoverable. As a result, the Company recognized an impairment loss of $203,179.

NOTE 6.                      STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 70,000,000 shares of common stock with a par value of $0.001 per share. As of December 31, 2017, the Company had a total of 37,990,000 shares issued and outstanding. The following provides information for the shares of restricted and unregistered shares of common stock that we issued from January 1, 2016 through December 31, 2017.

In January of 2017 the Company issued 25,000 shares of restricted and unregistered common stock at $0.05 per share for cash proceeds of $5,000.

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

	December 31,	December 31,
	2017	2016
Deferred Tax Asset	$257,000	$68,000
Valuation Allowance	(257,000)	(68,000)

Income Tax Expense	$–	$–

The components of income tax expense for years ended December 31, 2017 and 2016 respectively are as follows:

	December 31,	December 31,
	2017	2016
Change in Net Operating Loss	$216,000	$47,000
Change in Valuation Allowance	(216,000)	(47,000)

Income Tax Expense	$–	$–

The differences between the statutory income tax rates computed at the U.S. federal statutory rate and our effective rate were the following:

	December 31,		December 31,
	2017		2016
Federal Statutory Rate	21%		35%
Current Loss and NOL Carry Forward	(21%	)	(35%	)

Net Rate	0%		0%

On December 22, 2017, the President signed into law Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (TCJA), following its passage by the United States Congress. The TCJA makes significant changes to the U.S. federal income tax laws including among other changes a federal corporate tax rate reduction from 35% to 21% for tax years beginning after December 31, 2017, repeal of the corporate AMT tax system, and immediate expensing of certain types of business assets placed in service after September 27, 2017. Due to the impact of the Company’s full valuation allowance on net deferred tax assets, the TCJA had minimal impact on the Company’s provision for income taxes. As a result of the reduction in the federal corporate tax rate, the Company recorded additional tax expense of $168,000 with a corresponding reduction in the valuation allowance.

As of December 31, 2017, the Company had net operating loss carryforwards totaling approximately $1,224,000. The Company does not believe that it has any uncertain tax positions, correspondingly, no estimated accruals for interest and penalties have been made in the accompanying financial statements.

The Company’s tax returns currently subject to audit by the Internal Revenue Service are for the periods ended December 31, 2014 through the present.

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

As of December 31, 2017 and 2016 we owed Ingenium Accounting Associates, an accounting Firm controlled by Marty Weigel, $4,600 and $16,009, respectively, related to payments made on our behalf to maintain our regulatory filings with the State of Nevada, and pay for operating expenses. In February 2017, we paid Ingenium Accounting Associates $16,009 to settle previously outstanding obligations.

As of December 31, 2017 and 2016, we owed Mr. Kersey $18,168 and $24,402, respectively, for administrative and travel expenses paid on our behalf. Mr. Kersey has agreed to defer repayment of these expenses until the Company’s cash resources significantly increase. During 2017, the Company settled $24,500 of previously outstanding obligations due to Mr. Kersey. In addition to these obligations, the Company incurred directors fees due to Mr. Kersey totaling $20,000 and $15,000 for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, director fees totaling $20,000 and $15,000, respectively, remained outstanding and are included in accrued director fees in the accompanying consolidated balance sheets.

The Company incurs Director fees on a quarterly basis at $5,000 per quarter. As of December 31, 2017 and December 31, 2016 the Company recognized accrued director fees due to its two non-officer Directors totaling $70,000 and $30,000, respectively.

NOTE 10.                       SUBSEQUENT EVENTS

The Company did not identify any material subsequent events. The Company performed its evaluation through April 16, 2018, the date the financial statements were available for issuance,

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures (Item 307)

The Company's management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2017, the date of the Company's most recently completed fiscal year end. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective, as of December 31, 2017, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

The Company's management, including the Company's Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. In making this assessment, management used the framework in "Internal Control - Integrated Framework" promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the "COSO" criteria. Based on the assessment performed, management believes that as of December 31, 2017, the Company's internal control over financial reporting was not effective based upon the COSO criteria.

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

Name	Position Held with the Company	Age	Date First Appointed
Mark A. Kersey	Chairman, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director	61	May 5, 2015
William E. Jerome	Director	84	December 29, 2015
Howard J. Dean	Director	73	December 29, 2015

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

Changes to Procedures for Recommendations of Director Nominees

During the fiscal year ended December 31, 2017, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

The following table presents our executive compensation for the years ended December 31, 2017 and 2016:

Name and Principal Position	Year		Salary ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation	Total ($)

Mark Kersey	2017	(1)	–	–	–	–	20,000	20,000
Chief Executive Officer	2016	(2)	–	3,214	–	–	15,000	18,214

_________________________

(1)	Mr. Kersey's compensation through the year ended December 31, 2017 consisted of accrued, and unpaid, Director compensation of $20,000 ($5,000 per quarter).

(2)	Mr. Kersey's compensation through the period ended December 31, 2016 consisted of 25,000 shares of unregistered and restricted common stock for Director compensation for the quarter ended March 31, 2016. The Other Compensation represented total accrued, and unpaid, Director compensation of $15,000 ($5,000 per quarter for each period ended June 30, 2016; September 30, 2016; and December 31, 2016). Mr. Kersey is entitled to receive Director compensation of 25,000 shares of unregistered and restricted share of common stock or $5,000 in cash, at the discretion of the Board. Mr. Kersey's compensation for 2015 represents 10,000,000 founders' share awarded upon his appointment as Chief Executive and Chief Financial Officer and Director in May 2015.

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

The following table presents our Directors' compensation for the period ended December 31, 2017:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (1)
William E. Jerome	20,000	–	–
Howard J. Dean	20,000	–	–

We also reimburse our Directors for their cost of travel and other out-of-pocket costs incurred to attend Board meetings or other activities on behalf of the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2017, which we refer to as the "Record Date," information with respect to the securities holdings of all persons that we, pursuant to filings with the Securities and Exchange Commission and our stock transfer records, have reason to believe may be deemed the beneficial owner of more than five percent (5%) of our common stock. The following table also sets forth, as of such date, the beneficial ownership of our common stock by all of our current named executive officers and directors, both individually and as a group.

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

	Shares Beneficially Owned (1)	Percentage Ownership
Name and Address of Affiliate
Marty Weigel (2) 865 Tahoe Boulevard, Suite 302 Incline Village, NV 89451	10,000,000	26.32%
Patrick Ogle (6) 865 Tahoe Boulevard, Suite 302 Incline Village, NV 89451	10,000,000	26.32%
Mark Kersey (3) 865 Tahoe Boulevard, Suite 302 Incline Village, NV 89451	9,073,056	23.78%
William Jerome 865 Tahoe Boulevard, Suite 302 Incline Village, NV 89451	6,025,000	15.86%
Howard Dean 865 Tahoe Boulevard, Suite 302 Incline Village, NV 89451	125,000	0.33%

Officers, Directors, and Affiliates	35,223,056	92.72%

 _____________________________

(1)	Based on aggregate shares outstanding at December 31, 2017 of 37,990,000.
(2)	Mr. Weigel served as our Founder, and Sole Officer and Director from inception in August 2013 until his resignation on May 5, 2015.
(3)	Mr. Kersey was appointed Principal Executive and Financial Officer and Director on May 5, 2015
(4)	Mr. Jerome was elected to serve as a Director on December 29, 2015.
(5)	Mr. Dean was elected to serve as a Director on December 29, 2015.
(6)	Mr. Ogle serves as counsel for the Company beginning in May 2015.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our Board comprised of a majority of "independent directors." In accordance with Item 407(a) of Regulation S-K of the Securities Act of 1933 and the Securities Exchange Act of 1934, the Board has adopted the definition of "independent director" and "independence standards" for audit, compensation and nominating committees set forth in the American Stock Exchange, or AMEX, Company Guide. In applying this definition, the Board has determined that none of our directors currently meet the definition of "independent" as within the meaning of such rules, even though such definitions do not currently apply to us because we are not listed on AMEX.

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

Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company's Code of Ethics is filed as Exhibit 14.1 hereto.

Related Transactions

Mark A. Kersey, Martin F. Weigel, and Patrick E. Ogle are the sole founding shareholders of the Company and meet the definition of the term "promoter" as defined in Rule 405 under the Securities Act of 1933, as amended, and Item 404(c).

In August 2013 our founder, former officer and director, and significant shareholder, Marty Weigel, loaned us $9,000 to fund the start-up of our initial operations. Mr. Weigel has agreed to not accrue interest on the loan and has informally agreed to defer re-payment of the loan until such time as we have acquired a more stable source of funding. While Mr. Weigel has agreed to not demand payment until adequate funding is received, he does not have any formal obligation to do.

As of December 31, 2017, and through the date of this report, Ingenium paid operating expenses on behalf of the Company totaling $4,600, which is still outstanding.

As of December 31, 2017, we owed Mr. Kersey $18,168 for administrative and travel expenses paid on our behalf. Mr. Kersey has agreed to defer repayment of these expenses until the Company's cash resources significantly increase. While Mr. Kersey has agreed to not demand payment until adequate funding is received, he does not have any formal obligation to do. We have not entered into any formal agreement with Mr. Kersey to pay the remaining obligations. Mr. Kersey has not made any demand for repayment as of the date of this report.

Item 14.	Principal Accounting Fees and Services

Michael Gillespie & Associates, PLLC has been the independent registered public accounting firm for the Company since its inception. Fees billed to the Company for the fiscal years ending December 31, 2017 and 2016 are set forth below:

	Fiscal year ending December 31, 2017	Fiscal year ending December 31, 2016
Audit Fees	$10,380	$6,000
Audit-Related Fees
Tax Fees
All Other Fees

As of April 16, 2018, the Company did not have a formal, documented pre-approval policy for the fees of the principal accountant. It is in the process of adopting such a policy. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

We have filed the following documents as part of this Form 10-K:

1.        Consolidated Financial Statements:

2.        Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included.

3.        Exhibits

Number	Description
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
5.1	Opinion of Legal Counsel with Respect to Legality of Securities (3)
10.1	Form of Stock Purchase Agreement (4)
10.2	Lease Agreement (5)
14.1	Code of Ethics (6)
23.1	Consent of Independent Registered Public Accounting Firm (7)
23.2	Consent of Legal Counsel (included with Exhibit 5.1)
24.1	Directors' Power of Attorney*
31.1	Certification of Mark A. Kersey, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Mark A. Kersey, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Mark A. Kersey, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification of Mark A. Kersey, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
99.1	Kibby Flats Claims Information (8)
99.2	QR Claims Information (9)
99.3	QR Claims Drilling and Sampling Averages (10)
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

(6) Previously filed as Exhibit 14.1 to the 10-K Annual Report, filed with the Securities and Exchange Commission on April 14, 2017, file no. 333-212527.

(7) Previously filed as Exhibit 23.1 to the S-1/A Registration Statement, filed with the Securities and Exchange Commission on December 16, 2016, file no. 333-212527.

(8) Previously filed as Exhibit 99.1 to the S-1/A Registration Statement, filed with the Securities and Exchange Commission on November 28, 2016, file no. 333-212527.

(9) Previously filed as Exhibit 99.2 to the S-1/A Registration Statement, filed with the Securities and Exchange Commission on November 28, 2016, file no. 333-212527.

(10) Previously filed as Exhibit 99.3 to the S-1/A Registration Statement, filed with the Securities and Exchange Commission on December 13, 2016, file no. 333-212527.

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

HIGH DESERT HOLDING CORP.

Dated: April 16, 2018	By:	/s/ Mark A. Kersey
	Name: Title:	Mark A. Kersey President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director (Principal Executive, Financial and Accounting Officer)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
3
/s/ Mark A. Kersey Mark A. Kersey	Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)	April 16, 2018

/s/ Mark A. Kersey	Chief Financial Officer	April 16, 2018
Mark A. Kersey	(Principal Financial Officer)

/s/ Mark A. Kersey	Chief Accounting Officer	April 16, 2018
Mark A. Kersey	(Principal Accounting Officer)

/s/ William E. Jerome William E. Jerome	Director	April 16, 2018

/s/ Howard J. Dean Howard J. Dean	Director	April 16, 2018

