Form 10-Q
period 2018-03-31
High Desert Holding Corp.
filed 2018-04-30
CIK 1665421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended: March 31, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

The number of shares of the issuer's common stock issued and outstanding as of April 30, 2018 was 37,990,000 shares.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

HIGH DESERT HOLDING CORP.

BALANCE SHEETS

(UNAUDITED)

	March 31, 2018	December 31, 2017

ASSETS
Current Assets
Cash	$1,999	$241

Total current assets	1,999	241

Mining equipment, net	–	–
Mineral properties	–	–

Total assets	$1,999	$241

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accrued director fees	$120,000	$105,000
Related party accounts payable	30,335	22,768
Shareholder advances	9,000	9,000

Total current liabilities	159,335	136,768

Commitments and Contingencies	–	–

Stockholders' Equity (Deficit)

Preferred stock, $.001 par value, 5,000,000 shares authorized and no shares issued and outstanding	$–	$–
Common stock, $.001 par value, 70,000,000 shares authorized and 37,990,000 and shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	37,990	37,990
Additional paid in capital	1,049,652	1,049,652
Accumulated deficit	(1,244,978)	(1,224,169)

Total stockholders' equity (deficit)	(157,336)	(136,527)

Total liabilities and stockholders' equity (deficit)	$1,999	$241

The accompanying notes are an integral part of these financial statements

HIGH DESERT HOLDING CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended

	March 31	March 31,
	2018	2017

Revenue

Net revenue	$–	$–

Expenses
Exploration	(1,550)	1,954
Loss on sale of equipment	–	32,503
General and administrative	22,359	27,750

Total operating expenses	20,809	62,207

Loss from operations	(20,809)	(62,207)

Net loss	$(20,809)	$(62,207)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	37,990,000	37,982,500

The accompanying notes are an integral part of these financial statements

HIGH DESERT HOLDING CORP

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended

	March 31,	March 31,
	2018	2017

Cash Flows from Operating Activities

Net loss	$(20,809)	$(62,207)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of equipment	–	32,503
Change in prepaid expenses	–	(650)
Change in related party accounts payable	22,567	(16,817)

Net cash provided by (used in) operating activities	1,758	(47,171)

Cash Flows from Investing Activities
Proceeds from sale of mining equipment	–	47,175

Net cash provided by investing activities	–	47,175

Cash Flows from Financing Activities
Proceeds from issuance of common stock	–	5,000

Net cash provided by financing activities	–	5,000

Net increase in cash and cash equivalents	1,758	5,004

Cash and cash equivalents at beginning of the period	241	536

Cash and cash equivalents at end of the period	$1,999	$5,540

Supplementary Disclosures of Cash Flow Information

Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

The accompanying notes are an integral part of these financial statements

HIGH DESERT HOLDING CORP.

Notes to the Financial Statements

March 31, 2018

(Unaudited)

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes which are normally included in the Company’s Form 10-K. These financial statements reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes are necessary to fairly state results for the interim periods presented. Results of operations for interim periods are not necessarily indicative of annual results of operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and financial instruments which mature within three months of the date of purchase. As of March 31, 2018 and December 31, 2017 the Company did not have any cash equivalents.

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

As of March 31, 2018, and December 31, 2017 we owed Ingenium Accounting Associates, an accounting Firm controlled by Marty Weigel, $4,600 and $4,600, respectively, related to payments made on our behalf to maintain our regulatory filings with the State of Nevada, and pay for operating expenses.

As of March 31, 2018, and December 31, 2017, we owed Mr. Kersey $25,735 and $18,168, respectively, for administrative and travel expenses paid on our behalf. Mr. Kersey has agreed to defer repayment of these expenses until the Company’s cash resources significantly increase. In addition to these obligations, the Company incurred directors fees due to Mr. Kersey totaling $5,000 and $5,000 for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, and December 31, 2017, director fees totaling $40,000 and $35,000, respectively, remained outstanding and are included in accrued director fees in the accompanying consolidated balance sheets.

The Company incurs Director fees on a quarterly basis at $5,000 per quarter. As of March 31, 2018, and December 31, 2017 the Company recognized accrued director fees due to its two non-officer Directors totaling $80,000 and $70,000, respectively.

NOTE 5.	SUBSEQUENT EVENTS

The Company did not identify any material subsequent events. The Company performed its evaluation through April 30, 2018, the date the financial statements were available for issuance.

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

Operating Expenses

For the three months ended March 31, 2018 we did not incur any exploration costs as a result of our focus on obtaining appropriate funding to begin our planned exploration program. Additionally, we received a refund associated with our QR Claim fees totaling approximately $1,500. For the three months ended March 31, 2017, we incurred exploration costs of approximately $2,000, primarily consisting of our required claim maintenance fees. As our funding permits, we expect to incur increasing exploration costs for at least the next twelve months.

During the period ended March 31, 2018, our general and administrative costs decreased approximately $5,400 to approximately $22,400 from the prior comparable period of 2017. General and administrative expense primarily consists of director fees totaling $15,000 and professional fees associated with regulatory compliance.

Liquidity and Capital Resources

As of March 31, 2018, the Company had a working capital deficit of approximately $157,000. Nearly all current obligations due, inclusive of $120,000 of director fees, are held by related parties that informally agreed to defer payment until the Company’s financial resources improve (however, they are under no formal obligation to continue to do so).

During the quarter ended March 31, 2018 our cash used in operations was due to the Company continuing to incur operating expenses included in our net loss of approximately $21,000.

Our current available capital reserves are not sufficient for the Company to remain operational. We require additional equity and / or debt financing to implement our exploration and other business plans.

Our auditors have issued a "going concern" opinion on our financial statements for the year ended December 31, 2017, meaning that there is substantial doubt we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have completed one or more financings and implemented our plan of operations. Our sole Officer, and other affiliates, have provided the financial resources to continue as a going concern, however, they have no obligations to do so.

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

On April 3, 2018 the Company was approved by the Financial Industry Regulatory Authority (FINRA) to be listed for quotation on the Over-The-Counter securities market. The Company was listed by FINRA with the trading symbol of HGHH. The sponsoring broker to FINRA on the Company’s behalf was Alpine Securities, which is located in Salt Lake City, UT. The Company is working with Alpine Securities as its market maker to establish a market for the Company’s securities. During the last ten (10) months, the Company has been engaged with FINRA in order to be approved for trading in the public markets.

Critical Accounting Policies

Our Unaudited Financial Statements and Notes to Unaudited Financial Statements have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" (as defined by Item 10 of Regulation S-K), the Company is not required to provide the information required by this item.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures (Item 307)

The Company's management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2018, the date of the Company's most recently completed fiscal quarter end. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective, as of March 31, 2018, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms due to limited segregation of duties, lack of independent directors, and no written internal control procedure manual. The Company plans to address the weaknesses in controls as soon as the Company determines that the financial situation allows the Company to expend its currently limited resources to mitigate the weaknesses in controls.

Changes in Internal Control over Financial Reporting. (Item 308)

There were no material changes in our internal control over financial reporting during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no mining operations during the three-month period ended March 31, 2018.

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

HIGH DESERT HOLDING CORP.

Dated: April 30, 2018	By:	/s/ Mark A. Kersey
	Name:	Mark A. Kersey
	Title:	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director (Principal Executive, Financial and Accounting Officer)

