Form 10-Q
period 2018-09-30
High Desert Holding Corp.
filed 2018-10-30
CIK 1665421

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended: September 30, 2018

or

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

The number of shares of the issuer's common stock issued and outstanding as of October 15, 2018 was 37,990,000 shares.

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements.

HIGH DESERT HOLDING CORP.

BALANCE SHEETS

(UNAUDITED)

	September 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash	$10,357	$241
Prepaid professional fees	4,120	–

Total assets	$14,477	$241

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accrued director fees	$150,000	$105,000
Related party accounts payable	4,038	22,768
Shareholder advances	–	9,000

Total current liabilities	154,038	136,768

Commitments and Contingencies	–	–

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 5,000,000 shares authorized and no shares issued and outstanding	$–	$–
Common stock, $.001 par value, 70,000,000 shares authorized and 37,990,000 and shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	37,990	37,990
Additional paid in capital	1,049,652	1,049,652
Accumulated deficit	(1,227,203)	(1,224,169)

Total stockholders' equity (deficit)	(139,561)	(136,527)

Total liabilities and stockholders' equity (deficit)	$14,477	$241

The accompanying notes are an integral part of these financial statements

HIGH DESERT HOLDING CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017

Revenue

Net revenue	$–	$–	$–	$–

Expenses
Exploration and development	16,483	3,300	14,933	(2,346)
(Gain) loss on sale of equipment	–	–	(82,500)	32,503
General and administrative	24,730	22,598	70,601	75,012

Total operating expenses	41,213	25,898	3,034	105,169

Income (loss) from operations	(41,213)	(25,898)	(3,034)	(105,169)

Net income (loss)	$(41,213)	$(25,898)	$(3,034)	$(105,169)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding -basic and diluted	37,990,000	37,990,000	37,990,000	37,987,537

The accompanying notes are an integral part of these financial statements

HIGH DESERT HOLDING CORP

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended

	September 30,	September 30,
	2018	2017

Cash Flows from Operating Activities

Net income (loss)	$(3,034)	$(105,169)

Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on sale of equipment	(82,500)	32,503
Change in prepaid professional fees	(4,120)	–
Change in accounts payable	–	34,363
Change in related party accounts payable	17,270	(14,260)

Net cash used in operating activities	(72,384)	(52,563)

Cash Flows from Investing Activities
Proceeds from sale of mining equipment	82,500	47,175

Net cash provided by investing activities	82,500	47,175

Cash Flows from Financing Activities
Proceeds from issuance of common stock	–	5,000

Net cash provided by financing activities	–	5,000

Net increase in cash and cash equivalents	10,116	(388)

Cash and cash equivalents at beginning of the period	241	536

Cash and cash equivalents at end of the period	$10,357	$148

Supplementary Disclosures of Cash Flow Information

Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

The accompanying notes are an integral part of these financial statements

HIGH DESERT HOLDING CORP.

Notes to the Financial Statements

September 30, 2018

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and financial instruments which mature within three months of the date of purchase. As of September 30, 2018 and December 31, 2017 the Company did not have any cash equivalents.

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

As of September 30, 2018, and December 31, 2017 we owed Ingenium Accounting Associates, an accounting Firm controlled by Marty Weigel, zero and $4,600, respectively, related to payments made on our behalf to maintain our regulatory filings with the State of Nevada, and pay for operating expenses. In May 2018, we settled all previously outstanding obligations due to Ingenium Accounting Associates.

As of September 30, 2018, and December 31, 2017, we owed Mr. Kersey $4,038 and $18,168, respectively, for administrative and travel expenses paid on our behalf. In May 2018, we settled all of the previously outstanding obligations due to Mr. Kersey as of December 31, 2017 with the exception of his accrued director fees. The Company incurred directors fees due to Mr. Kersey totaling $5,000 and $15,000 for the three and nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, and December 31, 2017, director fees totaling $50,000 and $35,000, respectively, remained outstanding and are included in accrued director fees in the accompanying consolidated balance sheets.

The Company incurs Director fees on a quarterly basis at $5,000 per quarter. As of September 30, 2018, and December 31, 2017 the Company recognized accrued director fees due to its two non-officer Directors totaling $100,000 and $70,000, respectively.

NOTE 5.	EQUIPMENT SALE

During the nine-month period ended September 30, 2018, the Company sold certain mining equipment that had no remaining book value on the date of sale for total cash proceeds of $82,500. As a result of the sale, the Company recognized a gain of $82,500 in the accompanying statements of operations.

NOTE 6.	SUBSEQUENT EVENTS

In October 2018, the Company staked the QR 1-50 mining claims and posted Notice of Locations on the claims. Certificate of Locations were filed with both Humboldt County, NV and the Bureau of Land management in order to perfect the QR 1-50 mining claims. The QR mining claims are current through September 1, 2019.

In October 2018, the Company entered into a month to month lease certain mining equipment to a mining operation near Carson City, Nevada. The Company will receive monthly payments of $3,500.

The Company evaluated it subsequent events through October 30, 2018, the date the financial statements were available for issuance.

Item Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Operating Expenses

For the three and nine months ended September 30, 2018 we incurred $12,100 of claim fees associated with our Kibby Flats and QR claims. Additionally, we received a refund associated with our QR Claim fees totaling approximately $1,500. Work was completed on the QR Claims by filing Notice of Locations for the Claims on the site in Humboldt County, NV. There is ongoing exploration and testing on the Lode Mining Claims where we will make a decision to hold or modify the claims. For the three and nine months ended September 30, 2017, the Company was experiencing financial constraints and did not commence material exploration activities and received refunded claim fees totaling $9,300. As our funding permits, we expect to incur increasing exploration costs for at least the next twelve months.

During the three and nine month periods ended September 30, 2018, our general and administrative costs totaling approximately $25,000 and $71,000, respectively, remained relatively flat as compared to the same periods in 2017. General and administrative expenses primarily consist of director fees totaling $15,000 per quarter and professional fees associated with regulatory compliance. We expect our general and administrative expenses to remain consistent until we increase our exploration activities, if at all.

During the nine month period ended September 30, 2018, the Company sold mining equipment for total proceeds of $82,500. As of the sale dates, the equipment sold did not have any remaining book value resulting in the one-time recognition of a gain on sale equal to the proceeds received of $82,500. During the nine months ended September 30, 2017, the Company sold equipment at a loss of approximately $32,500. While not expected to be recurring, the Company’s management periodically reviews its remaining equipment, all of which has no remaining book value, to determine whether to use it in future exploration activities (if any) or for sale.

Liquidity and Capital Resources

As of September 30, 2018, the Company had a working capital deficit of approximately $140,000. The majority of the Company’s obligations due as of September 30, 2018 and through the date of this report, are the accrual of quarterly director fees that informally agreed to defer payment until the Company’s financial resources improve (however, they are under no formal obligation to continue to do so).

For the period ended September 30, 2018, cash used in operations was off-set by the $82,500 gain recognized on the sale of equipment with a zero net book value. The related proceeds of $82,500 from the equipment sale was partially used to settle previously outstanding obligations due to our sole officer and director and other related entities totaling approximately $47,000. The remainder of the proceeds are expected to be used to meet our on-going working capital needs as they arise.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures (Item 307)

The Company's management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2018, the date of the Company's most recently completed fiscal quarter end. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective, as of September 30, 2018, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms due to limited segregation of duties, lack of independent directors, and no written internal control procedure manual. The Company plans to address the weaknesses in controls as soon as the Company determines that the financial situation allows the Company to expend its currently limited resources to mitigate the weaknesses in controls.

Changes in Internal Control over Financial Reporting. (Item 308)

There were no material changes in our internal control over financial reporting during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no mining operations during the six-month period ended September 30, 2018.

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

HIGH DESERT HOLDING CORP.

Dated: October 30, 2018	By:	/s/ Mark A. Kersey
	Name:	Mark A. Kersey
	Title:	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director (Principal Executive, Financial and Accounting Officer)

