Form 10-K
period 2018-12-31
High Desert Holding Corp.
filed 2019-03-21
CIK 1665421

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2018

or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of June 30, 2018, the last day of the Company’s second fiscal quarter, was approximately $390,000.

The number of shares of the issuer's common stock issued and outstanding as of March 12, 2019 was 37,990,000 shares.

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

ii

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

The leased properties on which we have the right to explore for gold and other minerals may not contain mineral reserves, and we do not know if any deposits of gold or other minerals can be mined at a profit. Whether a gold or other mineral deposit can be mined at a profit depends upon many factors. Some but not all of these factors include: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; operating costs and capital expenditures required to start mining a deposit; the availability and cost of financing; the price of the gold or other minerals, which is highly volatile and cyclical; and government regulations, including regulations relating to prices, taxes, royalties, land use, importing and exporting of minerals, and environmental protection. These properties do not have any net book value as presented in the accompanying financial statements.

We are an exploration stage company and have only recently commenced exploration activities on our claims. We reported net losses for all periods since our inception in 2013 through December 31, 208 and expect to incur operating losses for the foreseeable future.

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

Our Management , Board, and affiliates beneficially own and vote approximately 34,500,000 shares of our common stock, representing approximately 91% of the shares outstanding. Consequently, management has the ability to influence control of the operations of the Company and, acting together, will have the ability to influence or control substantially all matters submitted to stockholders for approval, including:

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

(a)        Market Information.

Our common stock is not trading or quoted on any stock exchange. There is no established public trading market for our common stock with a trading symbol of HGHH.  Further, there has been no market activity since inception through the date of this report.

(b)        Holders.

As of March 12, 2019, there were 33 holders of record of our common stock with an aggregate of 37,990,000 shares of common stock issued and outstanding.

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

We expect to devote the majority of the fiscal year ended 2019 to obtaining the various permits required to commence our exploration activities. Additionally, we will continue to seek acquisitions of additional mineral properties and other mining assets as our funding permits.

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

Results of Operations

Beginning in April 2015 and in conjunction with the appointment of a new officer and Director in early May, we increased our overall business operations and developed our current business strategy to identify, acquire, explore, and if warranted, develop patented and unpatented mineral claims in the Western United States. In this regard, we have not generated material revenues during the periods presented, or since our inception in 2013.

Exploration Costs

The Company paid Bureau of Land Management and related claims totaling approximately $15,000 in 2018 associated with maintaining exploration access to the QR and Kibby Flats claims. During the year ended December 31, 2017, we received a non-recurring refund of some of our previously paid claim fees resulting in net negative exploration costs for of approximately $2,300. Additionally, in 2017 we recognized a non-recurring impairment charge of approximately $900,000 related to our mining claims and equipment. Our 2018 exploration activities were hampered by our inability to raise significant capital. As our financing permits, we expect our exploration costs to increase for at least the next twelve months.

General and Administrative Costs

For the twelve months ended December 31, 2018, our general and administrative fees remained flat as compared to the prior year, totaling approximately $100,000 for each period. Our general and administrative fees primarily consist of Board fees that we incur at $15,000 per quarter; and legal and accounting fees incurred with meeting our public company compliance requirements. As our funding permits, we expect our general and administrative fees to increase for at least the next twelve months.

Liquidity and Capital Resources

As of December 31, 2018, the Company had a working capital deficit of approximately $169,000. Our current liabilities consist of approximately $7,000 of obligations due for professional fees incurred in connection with our meeting on our on-going compliance requirements and $165,000 of Board fees that our Directors have informally agreed to defer payment until the Company’s financial resources improve (they are under no formal obligation to continue to do so).

Further, our operating activities used net cash of approximately $82,000 for the year ended December 31, 2018. Cash used to operate at our net loss of approximately $28,000 was off-set by a non-recurring gain on a sale of mining equipment and continued deferral of certain of our obligations, resulting in accounts payable increasing approximately $35,000 for the year ended December 31, 2018.

We generated net cash proceeds from the sale of equipment of approximately $82,500 which was used to pay down certain outstanding working capital obligations.

We did not enter into any financing transactions during the year ended December 31, 2018.

Our current available capital reserves are not sufficient for the Company to remain operational. We require additional equity and / or debt financing to implement our exploration and other business plans.

Our auditors have issued a "going concern" opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we raise additional capital and implement our plan of operations.

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

In the second quarter of 2016, we obtained a minor exploration permit with the Bureau of Land Management ("BLM") in order to commence a drilling program on the QR Property in Humboldt County, Nevada. Upon receipt of adequate funding, we will make the required bond payment to the Nevada Division of Environmental Protection ("NDEP") allowing us to begin preliminary drilling, trenching and other ground disturbing activities. If adequate funding is obtained, we expect to post the bond prior to the year ended December 31, 2019 and begin preliminary exploration activities in the summer of 2019, weather and funding permitting.

The drilling equipment owned by the company will be used to drill samples of different areas where our out-sourced mining and geology consultants will determine the areas with the highest potential for the achievement of successful mining. Additionally, trenching may be completed where up to 100 tons of ore can be removed for testing as part of the exploration permit.

We are continuing to assess the mining equipment we acquired to determine the actual need for the equipment in the exploration and mining development process. Outside contracting work for the mining equipment is being considered that may allow for us to off-set the cost of some of our exploration activities.

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

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

To the Board of Directors

High Desert Holding Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of High Desert Holding Corp. as of December 31, 2018 and 2017 and the related statements of operations, changes in stockholder’s deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the periods then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017 and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Seattle, Washington

March 15, 2019

HIGH DESERT HOLDING CORP.

BALANCE SHEETS

	December 31, 2018	December 31, 2017

ASSETS

Current Assets
Cash	$363	$241
Prepaid professional fees	2,150	–

Total assets	$2,513	$241

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Accrued director fees	$165,000	$105,000
Accounts payable and accrued expenses	6,100	–
Related party accounts payable	409	22,768
Shareholder advances	–	9,000

Total current liabilities	171,509	136,768

Commitments and Contingencies	–	–

Stockholders' (Deficit)
Preferred stock, $.001 par value, 5,000,000 shares authorized and no shares issued and outstanding	$–	$–
Common stock, $.001 par value, 70,000,000 shares authorized and 37,990,000 and shares issued and outstanding	37,990	37,990
Additional paid in capital	1,049,652	1,049,652
Accumulated deficit	(1,256,638)	(1,224,169)

Total stockholders' (deficit)	(168,996)	(136,527)

Total liabilities and stockholders' (deficit)	$2,513	$241

The accompanying notes are an integral part of these financial statements

HIGH DESERT HOLDING CORP.

STATEMENTS OF OPERATIONS

	For the Years Ended

	December 31,	December 31,
	2018	2017

Revenue

Net revenue	$–	$–

Expenses
Exploration	14,933	(2,344)
(Gain) on sale of equipment to a related party	(82,500)	–
Loss on sale of equipment	–	32,503
Impairment of mining claims and equipment	–	900,322
General and administrative	100,036	97,171

Total operating expenses	32,469	1,027,652

(Loss) from operations	(32,469)	(1,027,652)

Net loss	$(32,469)	$(1,027,652)

Net loss per share - basic and diluted	$(0.00)	$(0.03)

Weighted average shares outstanding -basic and diluted	37,990,000	37,988,151

The accompanying notes are an integral part of these financial statements

HIGH DESERT HOLDING CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid	Accumulated	Total Stockholders' Equity
	Number	Amount	in Capital	Deficit	(Deficit)

Balance December 31, 2016	37,965,000	$37,965	$1,044,677	$(196,517)	$886,125

Issuance of common stock for cash at $0.05 per share in January 2017	25,000	25	4,975	–	5,000

Net loss	–	–	–	(1,027,652)	(1,027,652)

Balance December 31, 2017	37,990,000	37,990	$1,049,652	$(1,224,169)	$(136,527)

Net loss	–	–	–	(32,469)	(32,469)

Balance December 31, 2018	37,990,000	37,990	$1,049,652	$(1,256,638)	$(168,996)

The accompanying notes are an integral part of these financial statements

HIGH DESERT HOLDING CORP

STATEMENTS OF CASH FLOWS

	For the Years Ended

	December 31,	December 31,
	2018	2017

Cash Flows from Operating Activities

Net loss	$(32,469)	$(1,027,652)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation
Loss on sale of equipment	–	32,503
(Gain) on sale of equipment to a related party	(82,500)	–
Impairment of mining claims and equipment	–	900,322
Change in prepaid professional fees	(2,150)	–
Change in related party accounts payable	28,641	42,357
Change in accounts payable	6,100	–

Net cash used in operating activities	(82,378)	(52,470)

Cash Flows from Investing Activities
Proceeds from sale of mining equipment	82,500	47,175

Net cash provided by investing activities	82,500	47,175

Cash Flows from Financing Activities
Proceeds from issuance of common stock	–	5,000

Net cash provided by financing activities	–	5,000

Net increase in cash and cash equivalents	122	(295)

Cash and cash equivalents at beginning of the period	241	536

Cash and cash equivalents at end of the period	$363	$241

Supplementary Disclosures of Cash Flow Information

Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

The accompanying notes are an integral part of these financial statements

HIGH DESERT HOLDING CORP.

Notes to the Financial Statements

December 31, 2018

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

The Company has a mineral property located in Nevada and has not yet determined whether these properties contain a viable resource. Future exploration and development of this and any other properties will be dependent upon the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreements to complete the development of the properties and upon the ability to raise additional capital.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) which contemplate continuation of the Company as a going concern.

NOTE  2.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and financial instruments which mature within three months of the date of purchase. The Company did not have any cash equivalents as of December 31, 2018 and 2017.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Loss per Share

The Company presents both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period under the treasury stock method using the if-converted method. The Company does not currently have any instruments issued and outstanding that are potentially dilutive.

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

The Company files income tax returns in the U.S. federal jurisdiction.

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

As of December 31, 2018 and 2017, the Company had not placed any of its equipment in service. In addition, none of the Company’s equipment had a remaining book value as of December 31, 2018 and 2017.

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

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations. The Company’s mineral properties do not have any carrying value as of December 31, 2018 and 2017.

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

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 – Leases (Accounting Standards Codification “ASC” Topic 842. Under the new guidance a lessee will be required to recognize assets and liabilities for leases with lease terms more than 12 months, whether that lease be classified as a capital or operating lease. This update is effective in annual reporting periods beginning after December 15, 2018 and the interim periods within that year. The Company currently leases its corporate office space on cancelable month to month basis under an operating lease. As a result, the Company does not expect the adoption of ASC 842 to have a material impact on its financial statements.

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

As of December 31, 2017 we owed Ingenium Accounting Associates, an accounting Firm controlled by Marty Weigel, $4,600 related to payments made on our behalf to maintain our regulatory filings with the State of Nevada, and pay for operating expenses. In May 2018, we settled all previously outstanding obligations due to Ingenium Accounting Associates. As of July 2018 the Company determined that Ingenium Accounting Associates and Mr. Weigel no longer met the definition of a related party as defined by US GAAP and the rules and regulations as promulgated by the Securities Exchange Commission (“SEC”).

As of December 31, 2018, and December 31, 2017, we owed Mr. Kersey $409 and $18,168, respectively, for administrative and travel expenses paid on our behalf. In May 2018, we settled all of the previously outstanding obligations due to Mr. Kersey with the exception of his accrued director fees. The Company incurred directors fees due to Mr. Kersey totaling $15,000 and $15,000 for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, director fees totaling $55,000 and $35,000, respectively, remained outstanding and are included in accrued director fees in the accompanying consolidated balance sheets.

The Company incurs Director fees on a quarterly basis at $5,000 per quarter. As of December 31, 2018 and 2017, the Company recognized accrued director fees due to its two non-officer Directors totaling $110,000 and $70,000, respectively.

NOTE 5.                       EQUIPMENT SALE

During the year ended December 31, 2018, the Company sold certain mining equipment for cash totaling $82,500. As of the date of sale, the equipment did not have any remaining net book value. The Company’s Chairman and sole executive officer, Mark Kersey, is a significant but non-controlling member and director of the privately held purchaser of the equipment. As a result of the sale, the Company recognized a gain of $82,500 in the accompanying statements of operations.

In February 2017, the Company sold mining equipment with a carrying value of $79,678 for a gross sales price of $50,000. As part of the sale, the Company incurred commissions totaling $2,825 included in the loss on sale of $32,503.

NOTE 6.                       STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 70,000,000 shares of common stock with a par value of $0.001 per share. As of December 31, 2018 and 2017, the Company had a total of 37,990,000 shares issued and outstanding. The following provides information for the shares of restricted and unregistered shares of common stock that we issued from January 1, 2017 through December 31, 2018:

In January of 2017 the Company issued 25,000 shares of restricted and unregistered common stock at $0.05 per share for cash proceeds of $5,000.

NOTE 7.                       LEASE COMMITMENT

The Company leases its corporate office on a cancelable monthly basis with base monthly rent of $1,100.

NOTE 8.                      INCOME TAXES

The Company provides for income taxes using an asset and liability approach. Deferred tax assets and liabilities are recorded based on the temporary differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

The Company recognizes reductions in its deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether it will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded.

The Company’s deferred tax assets by period are as follows:

	December 31,	December 31,
	2018	2017
Deferred Tax Asset	$264,000	$257,000
Valuation Allowance	(264,000)	(257,000)

Income Tax Expense	$–	$–

The components of income tax expense for the years ended December 31, 2018 and 2017, respectively, are as follows:

	December 31,	December 31,
	2018	2017
Change in Net Operating Loss	$7,000	$216,000
Change in Valuation Allowance	(7,000)	(216,000)

Income Tax Expense	$–	$–

The differences between the statutory income tax rates computed at the U.S. federal statutory rate and our effective rate were the following:

	December 31,		December 31,
	2018		2017
Federal Statutory Rate	21%		21%
Current Loss and NOL Carry Forward	(21%	)	(21%	)

Net Rate	0%		0%

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

As of December 31, 2018, the Company had net operating loss carryforwards totaling approximately $1,257,000. The Company does not believe that it has any uncertain tax positions, correspondingly, no estimated accruals for interest and penalties have been made in the accompanying financial statements.

The Company’s tax returns currently subject to audit by the Internal Revenue Service are for the periods ended December 31, 2014 through the present.

NOTE 9.                       MINERAL PROPERTY

Kibby Flats

In May 2015, the Company acquired twelve (12) unpatented mining claims commonly referred to as Kibby Flats located in Esmerelda County, Nevada for 400,000 shares of restricted and unregistered shares of common stock with an estimated value of $80,000. As of December 31, 2017, the Company determined the carrying value of the Kibby Flats claims was not recoverable. As a result, the Company recognized an impairment loss of $80,000 during the year ended December 31, 2017.

QR Claims

In November 2015, the Company acquired fifty (50) unpatented mining claims commonly referred to as the “QR Claims 1-50” located in Humboldt County, Nevada for 4,800,000 shares of restricted and unregistered shares of common stock with an estimated value of $617,143. As of December 31, 2017, the Company determined the carrying value of the QR claims was not recoverable. As a result, the Company recognized an impairment loss of $617,143 during the year ended December 31, 2017.

NOTE 10.                      SUBSEQUENT EVENTS

Effective as of January 1, 2019 William Jerome resigned from his position as a member of our board of directors. Mr. Jeromes’s resignation was not due to any disagreements with us on any of our operations, or accounting policies or practices.

The Company did not identify any additional material subsequent events. The Company performed its evaluation through March 15, 2019, the date the financial statements were available for issuance.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures (Item 307)

The Company's management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2017, the date of the Company's most recently completed fiscal year end. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective, as of December 31, 2018, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

The Company's management, including the Company's Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018. In making this assessment, management used the framework in "Internal Control - Integrated Framework" promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the "COSO" criteria. Based on the assessment performed, management believes that as of December 31, 2018, the Company's internal control over financial reporting was not effective based upon the COSO criteria.

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

Effective as of January 1, 2019 William Jerome resigned from his position as a member of our board of directors. Mr. Jeromes’s resignation was not due to any disagreements with us on any of our operations, or accounting policies or practices. As of the date of this report, the Company has not replaced Mr. Jerome. As a result of Mr. Jerome’s resignation, the Company has two directors: Mark Kersey, our sole executive officer; and Mr. Howard Dean.

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

Name	Position Held with the Company	Age	Date First Appointed
Mark A. Kersey	Chairman, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director	62	May 5, 2015
William E. Jerome	Director	85	December 29, 2015
Howard J. Dean	Director	74	December 29, 2015

Mr. William E. Jerome retired as a Director of the Company and will not be replaced on the Board until the Company’s activities increase, funding permitting.

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

Changes to Procedures for Recommendations of Director Nominees

During the fiscal year ended December 31, 2018, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 11.	Executive Compensation

The Company's sole officer, Mr. Kersey, does not have a salary for his service in this capacity. Mr. Kersey will not receive a salary until we expand our operations and generate the necessary cash flow from either operations or other adequate funding sources.

The following table presents our executive compensation for the years ended December 31, 2018 and 2017:

Name and Principal Position	Year		Salary ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation	Total ($)

Mark Kersey	2018	(1)	–	-	–	–	20,000	20,000
Chief Executive Officer	2017		–	–	–	–	20,000	20,000

_________________________

(1)	Mr. Kersey's compensation through the year ended December 31, 2018 and 2017 consisted of accrued, and unpaid, Director compensation of $20,000 ($5,000 per quarter).

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

The Company does not have a standing compensation committee or a committee performing similar functions.

Directors' Compensation

In 2016, the Board has implemented a policy to receive $5,000 per quarter of service.

The following table presents our Directors' compensation for the period ended December 31, 2018:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (1)
William E. Jerome	20,000	-
Howard J. Dean	20,000	-

We also reimburse our Directors for their cost of travel and other out-of-pocket costs incurred to attend Board meetings or other activities on behalf of the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2018, which we refer to as the "Record Date," information with respect to the securities holdings of all persons that we, pursuant to filings with the Securities and Exchange Commission and our stock transfer records, have reason to believe may be deemed the beneficial owner of more than five percent (5%) of our common stock. The following table also sets forth, as of such date, the beneficial ownership of our common stock by all of our current named executive officers and directors, both individually and as a group.

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

	Shares Beneficially Owned (1)	Percentage Ownership
Name and Address of Affiliate
Daniel Shore (2) 865 Tahoe Boulevard, Suite 302 Incline Village, NV 89451	8,000,000	21.06%
Patrick Ogle (6) 865 Tahoe Boulevard, Suite 302 Incline Village, NV 89451	10,000,000	26.32%
Mark Kersey (3) 865 Tahoe Boulevard, Suite 302 Incline Village, NV 89451	10,573,056	27.83%
William Jerome (4) 865 Tahoe Boulevard, Suite 302 Incline Village, NV 89451	6,025,000	15.86%
Howard Dean (5) 865 Tahoe Boulevard, Suite 302 Incline Village, NV 89451	125,000	0.33%
Officers, Directors, and Affiliates	34,723,056	91.40%

_____________________________

(1)	Based on aggregate shares outstanding at December 31, 2018 of 37,990,000.
(2)	Mr. Shore acquired 8,000,000 Shares in 2018.
(3)	Mr. Kersey was appointed Principal Executive and Financial Officer and Director on May 5, 2015
(4)	Mr. Jerome was elected to serve as a Director on December 29, 2015.
(5)	Mr. Dean was elected to serve as a Director on December 29, 2015.
(6)	Mr. Ogle serves as counsel for the Company beginning in May 2015.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Board of Directors

Our Bylaws provide that the Board of Directors shall consist of one or more members, but not more than nine, with the exact number to be fixed by our shareholders or our Board of Directors. Each director serves for a term that expires at the next regular meeting of the shareholders or until his successor is elected and qualified. We currently have two directors; Mark A. Kersey our Principal Executive and Financial Officer; and, Mr. Howard Dean. Our Directors were chosen to serve on the Board based upon the specific experiences and qualification discussed in the respective professional biography set forth above.

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

Related Transactions

Mark A. Kersey, our sole officer and member of our Board of Directors meets the definition of the term "promoter" as defined in Rule 405 under the Securities Act of 1933, as amended, and Item 404(c).

As of December 31, 2018, and December 31, 2017, we owed Mr. Kersey $409 and $18,168, respectively, for administrative and travel expenses paid on our behalf. In May 2018, we settled all of the previously outstanding obligations due to Mr. Kersey with the exception of his accrued director fees. The Company incurred directors fees due to Mr. Kersey totaling $15,000 and $15,000 for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, director fees totaling $55,000 and $35,000, respectively, remained outstanding and are included in accrued director fees in the accompanying consolidated balance sheets.

Item 14.	Principal Accounting Fees and Services

Michael Gillespie & Associates, PLLC has been the independent registered public accounting firm for the Company since its inception. Fees billed to the Company for the fiscal years ending December 31, 2018 and 2017 are set forth below:

	Fiscal year ending December 31, 2018	Fiscal year ending December 31, 2017
Audit Fees	$11,050	$10,380
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

HIGH DESERT HOLDING CORP.

Dated: March 21, 2019	By:	/s/ Mark A. Kersey
	Name: Title:	Mark A. Kersey President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director (Principal Executive, Financial and Accounting Officer)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark A. Kersey Mark A. Kersey	Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)	March 21, 2019

/s/ Mark A. Kersey	Chief Financial Officer	March 21, 2019
Mark A. Kersey	(Principal Financial Officer)

/s/ Mark A. Kersey	Chief Accounting Officer	March 21, 2019
Mark A. Kersey	(Principal Accounting Officer)

/s/ Howard J. Dean Howard J. Dean	Director	March 21, 2019

