Form 10-Q
period 2019-03-31
High Desert Holding Corp.
filed 2019-05-15
CIK 1665421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended: March 31, 2019

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	HGHH	OTCQB

The number of shares of the issuer's common stock issued and outstanding as of May 14, 2019 was 37,990,000 shares.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HIGH DESERT HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2019	December 31, 2018
	(Unaudited)
Current Assets
Cash	$321	$363
Prepaid professional fees	–	2,150
Total current assets	321	2,513

Total assets	$321	$2,513
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Accrued director fees	$175,000	$165,000
Accounts payable	7,407	6,100
Related party accounts payable	7,709	409

Total current liabilities	190,116	171,509

Commitments and Contingencies	–	–

Stockholders' (Deficit)
Preferred stock, $.001 par value, 5,000,000 shares authorized and no shares issued and outstanding	$–	$–
Common stock, $.001 par value, 70,000,000 shares authorized and 37,990,000 and shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	37,990	37,990
Additional paid in capital	1,049,652	1,049,652
Accumulated deficit	(1,277,437)	(1,256,638)

Total stockholders' (deficit)	(189,795)	(168,996)

Total liabilities and stockholders' (deficit)	$321	$2,513

The accompanying notes are an integral part of these financial statements.

HIGH DESERT HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended

	March 31,	March 31
	2019	2018
Revenue

Net revenue	$–	$–

Expenses
Exploration	–	(1,550)
General and administrative	20,799	22,359

Total operating expenses	20,799	20,809

Loss from operations	(20,799)	(20,809)

Net loss	$(20,799)	$(20,809)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	37,990,000	37,990,000

The accompanying notes are an integral part of these financial statements.

HIGH DESERT HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended

	March 31,	March 31,
	2019	2018

Cash Flows from Operating Activities

Net loss	$(20,799)	$(20,809)

Adjustments to reconcile net loss to net cash used in operating activities:
Change in accounts payable	1,307	–
Change in prepaid expenses	2,150	–
Change in related party accounts payable	17,300	22,567

Net cash provided by (used in) operating activities	(42)	1,758

Net increase (decrease) in cash	(42)	1,758

Cash at beginning of the period	363	241

Cash at end of the period	$321	$1,999

Supplementary Disclosures of Cash Flow Information

Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

The accompanying notes are an integral part of these financial statements.

HIGH DESERT HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

					Total
	Common Stock		Additional Paid in	Accumulated	Stockholders' Equity
	Number	Amount	Capital	Deficit	(Deficit)

Balance December 31, 2018	37,990,000	37,990	$1,049,652	$(1,256,638)	$(168,996)

Net loss	–	–	–	(20,799)	(20,799)

Balance March 31, 2019	37,990,000	$37,990	$1,049,652	$(1,277,437)	$(189,795)

Balance December 31, 2017	37,990,000	$37,990	$1,049,652	$(1,224,169)	$(136,527)

Net loss	–	–	–	(20,809)	(20,809)

Balance March 31, 2018	37,990,000	$37,990	$1,049,652	$(1,244,978)	$(157,336)

The accompanying notes are an integral part of these financial statements.

HIGH DESERT HOLDING CORP.

Notes to the Financial Statements

March 31, 2019

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and financial instruments which mature within three months of the date of purchase. As of March 31, 2019 and December 31, 2018 the Company did not have any cash equivalents.

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

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 – Leases (Accounting Standards Codification “ASC” Topic 842. Under the new guidance a lessee will be required to recognize assets and liabilities for leases with lease terms more than 12 months, whether that lease be classified as a capital or operating lease. The Company adopted ASC 842 effective January 1, 2019. As of the date of adoption and through March 31, 2019 the Company did not have any non-cancellable contracts containing a lease.

NOTE 3.	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Since inception, the Company has not identified any proven or probable reserve and correspondingly has not generated any revenue during its exploration stage. This raises substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These financials do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty. The Company needs to raise additional funds to continue as a going concern.

NOTE 4.	RELATED PARTY TRANSACTIONS

As of March 31, 2019, and December 31, 2018, we owed Mr. Kersey $7,709 and $409, respectively, for administrative and travel expenses paid on our behalf. Mr. Kersey has agreed to defer repayment of these expenses until the Company’s cash resources significantly increase. In addition to these obligations, the Company incurred directors fees due to Mr. Kersey totaling $5,000 and $5,000 for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, and December 31, 2018, director fees totaling $60,000 and $55,000, respectively, remained outstanding and are included in accrued director fees in the accompanying consolidated balance sheets.

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

Operating Expenses

For the three months ended March 31, 2019 and 2018 we did not incur any exploration costs as a result of our focus on obtaining appropriate funding to begin our planned exploration program. Additionally, we received a refund associated with our QR Claim fees totaling approximately $1,500 during the three months ended March 31, 2018. As our funding permits, we expect to incur increasing exploration costs for at least the next twelve months.

During the period ended March 31, 2019, our general and administrative costs decreased approximately $1,600 to approximately $20,800 from the prior comparable period of 2018. General and administrative expense primarily consists of director fees totaling $10,000 and professional fees associated with regulatory compliance and facilities costs to maintain our corporate office.

Liquidity and Capital Resources

As of March 31, 2019, the Company had a working capital deficit of approximately $190,000. Nearly all current obligations due, inclusive of $175,000 of director fees, are held by related parties that informally agreed to defer payment until the Company’s financial resources improve (however, they are under no formal obligation to continue to do so).

During the quarter ended March 31, 2019 our cash used in operations was due to the Company continuing to incur operating expenses included in our net loss of approximately $21,000.

Our current available capital reserves are not sufficient for the Company to remain operational. We require additional equity and / or debt financing to implement our exploration and other business plans.

Our auditors have issued a "going concern" opinion on our financial statements for the year ended December 31, 2018, meaning that there is substantial doubt we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have completed one or more financings and implemented our plan of operations. Our sole Officer, and other affiliates, have provided the financial resources to continue as a going concern, however, they have no obligations to do so.

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

Critical Accounting Policies

Our Unaudited Financial Statements and Notes to Unaudited Financial Statements have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" (as defined by Item 10 of Regulation S-K), the Company is not required to provide the information required by this item.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures (Item 307)

The Company's management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2019, the date of the Company's most recently completed fiscal quarter end. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective, as of March 31, 2019, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms due to limited segregation of duties, lack of independent directors, and no written internal control procedure manual. The Company plans to address the weaknesses in controls as soon as the Company determines that the financial situation allows the Company to expend its currently limited resources to mitigate the weaknesses in controls.

Changes in Internal Control over Financial Reporting. (Item 308)

There were no material changes in our internal control over financial reporting during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no mining operations during the three-month period ended March 31, 2019.

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

HIGH DESERT HOLDING CORP.

Dated: May 14, 2019	By:	/s/ Mark A. Kersey
	Name:	Mark A. Kersey
	Title:	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director (Principal Executive, Financial and Accounting Officer)

