Form 10-Q
period 2019-06-30
High Desert Holding Corp.
filed 2019-08-19
CIK 1665421

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended: June 30, 2019

or

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

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	HGHH	OTCQB

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the issuer's common stock issued and outstanding as of August 14, 2019 was 38,190,000 shares.

PART I. FINANCIAL INFORMATION

HIGH DESERT HOLDING CORP.

BALANCE SHEETS

	June 30, 2019	December 31, 2018
ASSETS	(Unaudited)
Current Assets
Cash	$1,073	$363
Prepaid professional fees	–	2,150
Total current assets	1,073	2,513

Total assets	$1,073	$2,513

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued director fees	$145,000	$165,000
Accounts payable	9,504	6,100
Related party accounts payable	11,278	409

Total current liabilities	165,782	171,509

Commitments and Contingencies	–	–

Stockholders' (Deficit)
Preferred stock, $.001 par value, 5,000,000 shares authorized and no shares issued and outstanding	–	–
Common stock, $.001 par value, 70,000,000 shares authorized and 38,190,000 and 37,990,000 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	38,190	37,990
Additional paid in capital	1,089,452	1,049,652
Accumulated deficit	(1,292,351)	(1,256,638)

Total stockholders' deficit	(164,709)	(168,996)

Total liabilities and stockholders' deficit	$1,073	$2,513

The accompanying notes are an integral part of these financial statements

HIGH DESERT HOLDING CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Revenue

Net revenue	$–	$–	$–	$–

Expenses
Exploration	–	–	–	(1,550)
Gain on sale of equipment	(4,000)	(82,500)	(4,000)	(82,500)
General and administrative	18,914	23,512	39,713	45,871

Total operating expenses	14,914	(58,988)	35,713	(38,179)

Income (loss) from operations	(14,914)	58,988	(35,713)	38,179

Net income (loss)	$(14,914)	$58,988	$(35,713)	$38,179

Net income (loss) per share - basic and diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average shares outstanding - basic and diluted	38,181,209	37,990,000	38,086,133	37,990,000

The accompanying notes are an integral part of these financial statements

HIGH DESERT HOLDING CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Stockholders' Equity
	Number	Amount	Capital	Deficit	(Deficit)

Balance December 31, 2018	37,990,000	$37,990	$1,049,652	$(1,256,638)	$(168,996)

Net loss	–	–	–	(20,799)	(20,799)

Balance March 31, 2019	37,990,000	37,990	1,049,652	(1,277,437)	(189,795)

Common stock issued for previously accrued Board of Directors compensation	200,000	200	39,800	–	40,000

Net loss	–	–	–	(14,914)	(14,914)

Balance June 30, 2019	38,190,000	$38,190	$1,089,452	$(1,292,351)	$(164,709)

Balance December 31, 2017	37,990,000	$37,990	$1,049,652	$(1,224,169)	$(136,527)

Net loss	–	–	–	(20,809)	$(20,809)

Balance March 31, 2018	37,990,000	37,990	1,049,652	(1,244,978)	(157,336)

Net income	–	–	–	58,988	58,988

Balance June 30, 2018	37,990,000	$37,990	$1,049,652	$(1,185,990)	$(98,348)

The accompanying notes are an integral part of these financial statements

HIGH DESERT HOLDING CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30, 2019	June 30, 2018
Cash Flows from Operating Activities

Net loss	$(35,713)	$38,179

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of equipment	(4,000)	(82,500)
Change in accounts payable	3,404	–
Change in prepaid expenses	2,150	–
Change in accrued director fees	20,000	–
Change in related party accounts payable	10,869	(1,768)

Net cash used in operating activities	(3,290)	(46,089)

Cash Flows from Investing Activities
Proceeds from sale of mining equipment	4,000	82,500

Net cash provided by investing activities	4,000	82,500

Net increase in cash	710	36,411

Cash at beginning of the period	363	241

Cash at end of the period	$1,073	$36,652

Supplementary Disclosures of Cash Flow Information

Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

Non-Cash Investing and Financing Activities
Common stock issued for previously accrued Board of Directors compensation	$40,000	$–

The accompanying notes are an integral part of these financial statements

HIGH DESERT HOLDING CORP.

Notes to the Financial Statements

June 30, 2019

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and financial instruments which mature within three months of the date of purchase. As of June 30, 2019 and December 31, 2018 the Company did not have any cash equivalents.

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

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 – Leases (Accounting Standards Codification “ASC” Topic 842. Under the new guidance a lessee will be required to recognize assets and liabilities for leases with lease terms more than 12 months, whether that lease be classified as a capital or operating lease. The Company adopted ASC 842 effective January 1, 2019. As of the date of adoption and through June 30, 2019 the Company did not have any non-cancellable contracts containing a lease.

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

As of June 30, 2019, and December 31, 2018, we owed Mr. Kersey $11,278 and $409, respectively, for administrative and travel expenses paid on our behalf. Mr. Kersey has agreed to defer repayment of these expenses until the Company’s cash resources significantly increase. In addition to these obligations, the Company incurred director’s fees due to Mr. Kersey totaling $5,000.

During the six months ended June 30, 2019, the Company issued 200,000 shares of restricted and unregistered shares of common stock for the settlement of previously accrued director fees totaling $40,000.

NOTE 5.	EQUIPMENT SALE

During the three and six month periods ended June 30, 2019 and 2018, the Company sold certain mining equipment that had no remaining book value on the date of sale for total cash proceeds of $4,000 and $82,500, respectively. As a result of the sales, the Company recognized a gain of $4,000 and $82,500, respectively, for the three and six months ended June 30, 2019 and 2018 in the accompanying statements of operations.

NOTE 6.	STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2019, the Company issued 200,000 shares of restricted and unregistered shares of common stock for the settlement of previously accrued director fees totaling $40,000.

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

Funding permitted, we expect to devote the majority of our efforts permitting and exploring the QR Property. Since the end of the fiscal year ended December 31, 2016 and through the date of this report, we were unable to commence material field activities due our lack of financial resources.

Results of Operations

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Operating Expenses

For the three and six months ended June 30, 2019 and 2018 we did not incur any exploration costs as a result of our focus on obtaining appropriate funding to begin our planned exploration program. Additionally, we received a refund associated with our QR Claim fees totaling $1,550 during the three months ended June 30, 2018. As our funding permits, we expect to incur increasing exploration costs for at least the next twelve months.

During the three months ended June 30, 2019, our general and administrative costs decreased approximately $4,600 to approximately $19,000 from the prior comparable period of 2018. During the six months ended June 30, 2019 our general and administrative costs decreased by approximately $6,000 from approximately$46,000 incurred in the six month period ended June 30, 2018. These decreases primarily consist of reductions in travel costs incurred. General and administrative expense primarily consists of director fees totaling $10,000 per quarter and professional fees associated with regulatory compliance and facilities costs to maintain our corporate office.

Liquidity and Capital Resources

As of June 30, 2019, the Company had a working capital deficit of approximately $165,000. Nearly all current obligations due, inclusive of $145,000 of director fees, are held by related parties that informally agreed to defer payment until the Company’s financial resources improve (however, they are under no formal obligation to continue to do so).

During the six months ended June 30, 2019 our cash used in operations was due to the Company continuing to incur operating expenses included in our net loss of approximately $36,000.

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

Disclosure Controls and Procedures (Item 307)

The Company's management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2019, the date of the Company's most recently completed fiscal quarter end. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective, as of June 30, 2019, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms due to limited segregation of duties, lack of independent directors, and no written internal control procedure manual. The Company plans to address the weaknesses in controls as soon as the Company determines that the financial situation allows the Company to expend its currently limited resources to mitigate the weaknesses in controls.

Changes in Internal Control over Financial Reporting. (Item 308)

There were no material changes in our internal control over financial reporting during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

As a "smaller reporting company" (as defined by Item 10 of Regulation S-K), the Company is not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In April 2019, the Company issued 200,000 shares of restricted and unregistered shares of common stock to settle $40,000 of previously accrued Board of Director Fees.

No underwriters were involved in the issuance of the securities noted below. All of the securities issued were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

There were no mining operations during the three-month period ended June 30, 2019.

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

HIGH DESERT HOLDING CORP.

Dated: August 19, 2019	By:	/s/ Mark A. Kersey
	Name:	Mark A. Kersey
	Title:	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director (Principal Executive, Financial and Accounting Officer)

