Form 10-Q
period 2019-09-30
High Desert Holding Corp.
filed 2019-11-19
CIK 1665421

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended: September 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

The number of shares of the issuer's common stock issued and outstanding as of November 19, 2019 was 38,190,000 shares.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HIGH DESERT HOLDING CORP.

BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

Current Assets
Cash	$357	$363
Prepaid professional fees	–	2,150

Total assets	$357	$2,513

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$10,083	$6,100
Accrued director fees	155,000	165,000
Related party accounts payable	21,248	409

Total current liabilities	186,331	171,509

Commitments and Contingencies	–	–

Stockholders' Deficit
Preferred stock, $.001 par value, 5,000,000 shares authorized and no shares issued and outstanding	$–	$–
Common stock, $.001 par value, 70,000,000 shares authorized and 38,190,000 and 37,990,000 and shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	38,190	37,990
Additional paid in capital	1,089,452	1,049,652
Accumulated deficit	(1,313,616)	(1,256,638)

Total stockholders' deficit	(185,974)	(168,996)

Total liabilities and stockholders' deficit	$357	$2,513

The accompanying notes are an integral part of these financial statements

HIGH DESERT HOLDING CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018

Revenue

Net revenue	$–	$–	$–	$–

Expenses
Exploration and development	4,785	16,483	4,785	14,933
(Gain) on sale of equipment	–	–	(4,000)	(82,500)
General and administrative	16,480	24,730	56,193	70,601

Total operating expenses	21,265	41,213	56,978	3,034

Loss from operations	(21,265)	(41,213)	(56,978)	(3,034)

Net loss	$(21,265)	$(41,213)	$(56,978)	$(3,034)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding -basic and diluted	38,190,000	37,990,000	38,121,136	37,990,000

The accompanying notes are an integral part of these financial statements

HIGH DESERT HOLDING CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	For the Nine Months Ended September 30, 2019
	Common Stock		Additional Paid	Accumulated	Total Stockholders'
	Number	Amount	in Capital	Deficit	Equity (Deficit)

Balance December 31, 2018	37,990,000	$37,990	$1,049,652	$(1,256,638)	$(168,996)

Net loss	–	–	–	(20,799)	(20,799)

Balance March 31, 2019	37,990,000	37,990	1,049,652	(1,277,437)	(189,795)

Common stock issued for previously accrued Board of Directors compensation	200,000	200	39,800	–	40,000

Net loss	–	–	–	(14,914)	(14,914)

Balance June 30, 2019	38,190,000	38,190	1,089,452	(1,292,351)	(164,709)

Net loss	–	–	–	(21,265)	(21,265)

Balance September 30, 2019	38,190,000	$38,190	$1,089,452	$(1,313,616)	$(185,974)

	For the Nine Months Ended September 30, 2018

Balance December 31, 2017	37,990,000	$37,990	$1,049,652	$(1,224,169)	$(136,527)

Net loss	–	–	–	(20,809)	$(20,809)

Balance March 31, 2018	37,990,000	37,990	1,049,652	(1,244,978)	(157,336)

Net income	–	–	–	58,988	58,988

Balance June 30, 2018	37,990,000	37,990	1,049,652	(1,185,990)	(98,348)

Net loss	–	–	–	(41,213)	(41,213)

Balance September 30, 2018	37,990,000	$37,990	$1,049,652	$(1,227,203)	$(139,561)

The accompanying notes are an integral part of these financial statements

HIGH DESERT HOLDING CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,	September 30,
	2019	2018

Cash Flows from Operating Activities

Net loss	$(56,978)	$(3,034)

Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) on sale of equipment	(4,000)	(82,500)
Changes in operating assets and liabilities:
Change in prepaid professional fees	2,150	(4,120)
Change in accrued director fees	30,000	–
Change in accounts payable	3,983	–
Change in related party accounts payable	20,839	17,270

Net cash used in operating activities	(4,006)	(72,384)

Cash Flows from Investing Activities
Proceeds from sale of mining equipment	4,000	82,500

Net cash provided by investing activities	4,000	82,500

Cash Flows from Financing Activities
Proceeds from issuance of common stock	–	–

Net cash provided by financing activities	–	–

Net change in cash and cash equivalents	(6)	10,116

Cash and cash equivalents at beginning of the period	363	241

Cash and cash equivalents at end of the period	$357	$10,357

Supplementary Disclosures of Cash Flow Information

Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

The accompanying notes are an integral part of these financial statements

HIGH DESERT HOLDING CORP.

Notes to the Financial Statements

September 30, 2019

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and financial instruments which mature within three months of the date of purchase. As of September 30, 2019 and December 31, 2018 the Company did not have any cash equivalents.

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

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 – Leases (Accounting Standards Codification “ASC” Topic 842. Under the new guidance a lessee will be required to recognize assets and liabilities for leases with lease terms more than 12 months, whether that lease be classified as a capital or operating lease. The Company adopted ASC 842 effective January 1, 2019. As of the date of adoption and through September 30, 2019 the Company did not have any non-cancellable contracts containing a lease.

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

As of September 30, 2019, and December 31, 2018, we owed Mr. Kersey $21,248 and $409, respectively, for administrative and travel expenses paid on our behalf. Mr. Kersey has agreed to defer repayment of these expenses until the Company’s cash resources significantly increase. In addition to these obligations, the Company incurred director’s fees due to Mr. Kersey totaling $5,000 during the three months ended September 30, 2019.

During the nine months ended September 30, 2019, the Company issued 200,000 shares of restricted and unregistered shares of common stock for the settlement of previously accrued director fees totaling $40,000.

NOTE 5.	EQUIPMENT SALE

During the nine month periods ended September 30, 2019 and 2018, the Company sold certain mining equipment that had no remaining book value on the date of sale for total cash proceeds of $4,000 and $82,500, respectively. As a result of the sales, the Company recognized a gain of $4,000 and $82,500, respectively, for the nine months ended September 30, 2019 and 2018 in the accompanying statements of operations.

NOTE 6.	STOCKHOLDERS’ DEFICIT

During the nine months ended September 30, 2019, the Company issued 200,000 shares of restricted and unregistered shares of common stock for the settlement of previously accrued director fees totaling $40,000.

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

Operating Expenses

For the three and nine months ended September 30, 2019 we incurred exploration costs of approximately $5,000 related to the annual claim maintenance costs, a reduction of approximately 70% from the comparable prior periods in 2018. We are continuing to focus on obtaining appropriate funding to begin our planned exploration program. As our funding permits, we expect to incur increasing exploration costs for at least the next twelve months.

During the three months ended September 30, 2019, our general and administrative costs decreased approximately $8,000 to approximately $16,000 from the prior comparable period of 2018. During the nine months ended September 30, 2019 our general and administrative costs decreased by approximately $15,000 to approximately $56,000 from approximately $71,000 incurred in the nine month period ended September 30, 2018. These decreases primarily consist of reductions in travel costs incurred. General and administrative expense primarily consists of director fees totaling $10,000 per quarter and professional fees associated with regulatory compliance and facilities costs to maintain our corporate office.

Liquidity and Capital Resources

As of September 30, 2019, the Company had a working capital deficit of approximately $186,000. Nearly all current obligations due, inclusive of $155,000 of director fees, are held by related parties that informally agreed to defer payment until the Company’s financial resources improve (however, they are under no formal obligation to continue to do so).

During the nine months ended September 30, 2019 our cash used in operations was due to the Company continuing to incur operating expenses included in our net loss of approximately $57,000.

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

Disclosure Controls and Procedures (Item 307)

The Company's management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2019, the date of the Company's most recently completed fiscal quarter end. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective, as of September 30, 2019, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms due to limited segregation of duties, lack of independent directors, and no written internal control procedure manual. The Company plans to address the weaknesses in controls as soon as the Company determines that the financial situation allows the Company to expend its currently limited resources to mitigate the weaknesses in controls.

Changes in Internal Control over Financial Reporting. (Item 308)

There were no material changes in our internal control over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no mining operations during the three-month period ended September 30, 2019.

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

HIGH DESERT HOLDING CORP.

Dated: November 19, 2019	By:	/s/ Mark A. Kersey
	Name:	Mark A. Kersey
	Title:	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director (Principal Executive, Financial and Accounting Officer)

